Form 10QSB
period 2000-06-30
VIDEOPROPULSION INC
filed 2000-08-14
CIK 1107683

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended   June  30, 2000
                    -----------------------------------------------------------

Commission File Number   0-30652
                         ------------------------------------------------------

                              VIDEOPROPULSION, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                   39-1976286
 ------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                  251 Info Highway, Slinger, Wisconsin  53086
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (262)  644-1000
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES -X- NO ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

                18,534,448  Shares, Common Stock, $01 Par Value
       (After consideration of July 3, 2000 4 for 1 forward stock split)

------------------------------------------------------------------------------
                              VIDEOPROPULSION, INC.

                                  FORM 10-QSB

                        For Quarter Ended June 30, 2000

                                     INDEX

                                                                       Page No

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Consolidated Condensed Balance Sheets                   3 - 4
                Consolidated Statements of Operations                     5
                Consolidated Condensed Statements of Cash Flows         6 - 7
                Notes to Unaudited Financial Statements                 8 - 9

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     9 - 11

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities                                       12

     Signature                                                            12

Exhibit Index
27.0 Financial Data Schedule - Three months ended June 30, 2000
     Financial Data Schedule - Three months ended June 30, 1999

                         PART I - FINANCIAL INFORMATION

1.  Financial Statements
                              VIDEOPROPULSION, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                           ASSETS                                         (Unaudited)          (Audited)
                                                                         -------------     -----------------
                                                                         June 30, 2000     December 31, 1999
                                                                         -------------     -----------------
CURRENT ASSETS:
     Cash and Cash Equivalents                                               $125,481              $9,947
     Accounts Receivable - Trade, net of allowances of
       zero dollars at June 30, 2000 and December 31, 1999                     81,275              11,990
     Inventories                                                               47,120              61,706
     Prepaid Expenses                                                          17,712                   0
                                                                             --------            --------
          Total Current Assets                                                271,588              83,643

PROPERTY AND EQUIPMENT, at cost
     Machinery and Equipment                                                   12,511                   0
     Less - Accumulated Depreciation                                             (432)                  0
                                                                             --------            --------
          Net Property, Plant and Equipment                                    12,079                   0
Other Assets                                                                   10,000                   0
                                                                             --------            --------
          Total Assets                                                       $293,667             $83,643
                                                                             --------            --------
                                                                             --------            --------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Accounts Payable - Trade                                                $ 26,995            $      0
     Accounts Payable - Parent                                                 76,279                   0
     Accrued Payroll and Payroll Taxes                                              0                   0
     Other Accrued Liabilities                                                142,550              20,760
                                                                             --------            --------
          Total current liabilities                                           245,824              20,760

LONG-TERM DEBT
     Other Long Term Debt                                                           0                   0
                                                                             --------            --------
          Total liabilities                                                   245,824              20,760

SHAREHOLDERS' INVESTMENT:
     Common Stock, $01 par value, 24,900,000 shares
       authorized, 18,534,448 issued and outstanding
       on June 30, 2000 and on December 31, 1999                              185,344             185,344
     Additional paid-in capital                                               287,820             (12,090)
     Retained (Deficit) Earnings                                             (425,321)           (110,371)
                                                                             --------            --------
          Total shareholders' investment                                       47,843              62,883
                                                                             --------            --------
          Total liabilities and shareholders' investment                     $293,667            $ 83,643
                                                                             --------            --------
                                                                             --------            --------

See accompanying notes.

                              VIDEOPROPULSION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (Unaudited)                       (Unaudited)
                                          -----------------------           -----------------------
                                            Three Months Ended                  Six Months Ended
                                                 June 30,                        June 30, 2000
                                          -----------------------           -----------------------
                                            2000           1999               2000            1999
                                          --------       --------           --------        --------
 NET SALES                              $  246,703     $  196,744          $  370,778     $  339,042

 COST OF GOODS SOLD                         45,091         44,416              78,480         78,272
                                        ----------     ----------          ----------     ----------
      Gross Profit                         201,612        152,328             292,298        260,770

 OPERATING EXPENSES:
      Engineering                          121,961         80,601             216,158        143,291
      Selling and Administrative           187,962         39,725             383,108         86,042
                                        ----------     ----------          ----------     ----------
                                           309,923        120,326             599,266        229,333
                                        ----------     ----------          ----------     ----------
 (Loss)Income from Operations             (108,311)        32,002            (306,968)        31,437

      Interest Expense                          14              0               4,501              0
      Interest Income                         (317)             0              (1,106)             0
      Other Non-Operating Expenses             704              0               4,677              0
                                        ----------     ----------          ----------     ----------
 (LOSS) INCOME BEFORE TAXES               (108,712)        32,002            (315,040)        31,437

      Benefit (Provision)-Income Taxes           0              0                   0              0
                                        ----------     ----------          ----------     ----------
 NET (LOSS) INCOME                      $ (108,712)    $   32,002          $ (315,040)    $   31,437
                                        ----------     ----------          ----------     ----------
                                        ----------     ----------          ----------     ----------
 BASIC AND FULLY DILUTED
   (LOSS) EARNINGS PER SHARE            $     (.01)    $      .00          $     (.02)    $      .00
                                        ----------     ----------          ----------     ----------
                                        ----------     ----------          ----------     ----------
 Average number of
   shares outstanding                   18,534,448     18,544,448          18,544,448     18,544,448
                                        ----------     ----------          ----------     ----------
                                        ----------     ----------          ----------     ----------
 Average number of
   shares - Assuming dilution           18,543,448     18,544,448          18,544,448     18,544,448
                                        ----------     ----------          ----------     ----------
                                        ----------     ----------          ----------     ----------

     (After consideration of July 3, 2000 4 for 1 forward stock split)

See accompanying notes.

                              VIDEOPROPULSION, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                    (Unaudited)
                                                                                           ------------------------------
                                                                                             Six Months Ended June 30,
                                                                                             2000                 1999
                                                                                          ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income from continuing operations                                           $ (315,040)            $31,437
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation, amortization and deferred income taxes                                      432                   0
       Unearned Compensation                                                                 109,002              96,375
       Compensation expense from forgiveness of notes receivable                            (109,002)            (96,375)
         from shareholders
       Change in assets and liabilities:
           Current assets, other than cash                                                   (82,412)            (62,528)
           Current liabilities, other than notes payable                                     225,065             (37,559)
                                                                                           ---------           ---------
               Net cash (Used) provided by operating activities                             (171,955)                  0

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment, net of retirements                            (12,511)                  0
                                                                                           ---------           ---------
       Net cash (used) in investing activities                                               (12,511)                  0

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contribution From Parent                                                          300,000                   0
                                                                                           ---------           ---------
       Net cash generated by (used) in financing activities                                  300,000                   0
                                                                                           ---------           ---------
   Net increase (decrease) in cash and cash equivalents                                      115,534                   0
   Cash and cash equivalents at beginning of period                                            9,947                   0
                                                                                           ---------           ---------
   Cash and cash equivalents at end of period                                              $ 125,481           $       0
                                                                                           ---------           ---------
                                                                                           ---------           ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                  (Unaudited) June 30,
                                                 ---------------------
                                                 2000            1999
                                                ------          ------
Cash paid during year for:
     Interest                                    $4,501          $   0
                                                 ------          -----

     Income taxes                                $    0          $   0
                                                 ------          -----
                                                 ------          -----

See accompanying notes.

                              VIDEOPROPULSION, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

1.   BASIS OF PRESENTATION

     The consolidated condensed financial statements include the accounts of VideoPropulsion Inc. ("VDOP"), Inc. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

     The historical share data in this report has been adjusted to reflect the effect of the 4 for 1 forward stock split on July 3, 2000.

     Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, and as such, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the quarter ended June 30, 2000 may not be indicative of the results for the entire year. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-SB/A for the Company's fiscal year ended December 31, 1999 and three months ended March 31, 2000 which was filed on June 16, 2000.

2.   INVENTORIES

     Cost of the Company's inventory is determined using the average cost first-in, first-out (FIFO) inventory valuation method. The distribution between major classes of inventories is as follows:

                                                             (Audited)
                                          June 30, 2000   December 31,2000
                                          -------------   ----------------

          Finished Goods                      $47,120          $61,706
                                              -------          -------
                                              $47,120          $61,706
                                              -------          -------
                                              -------          -------

3.   DISTRIBUTION OF SUBSIDIARY

     In August of 1999, the board of directors of GENROCO, Inc. (VDOP's parent corporation) began contemplating the spin-off and distribution of the Company's Digital Video Broadcast (DVB) business as a separate company to be named VideoPropulsion, Inc. The Company executed the distribution on July 10, 2000 by issuing one new share of VideoPropulsion Inc. stock, for each share of Company stock held by GENROCO shareholders of record, as of the close of business on June 30, 2000.

     Complete details are available in the amended SEC Form 10SB/A for VideoPropulsion, which was filed with the SEC on June 19, 2000 and mailed to each shareholder, as an information statement, on June 20, 2000.

     For additional information, see GENROCO Inc.'s SEC Form 10-QSB for the six months ended June 30, 2000 as filed with the SEC on August 14, 2000.

4.   STOCK SPLIT

     In July 2000, VideoPropulsion declared a 4 for 1 stock split as of July 3, 2000 with a distribution date of July 13 2000. As a result, shareholders of record as of July 3, 2000 received 13,900,836 new shares to bring the total outstanding amount to 18,534,448.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS
---------------------

     Net sales for the Company for the three months ended June 30, 2000 ("2000"), were $246,703 compared to $196,744 for the three months ended June 30, 1999 ("1999"). Net sales for the Company for the six months ended June 30, 2000 were $370,778 compared to $339,042 for the six months ended June 30, 1999. The increase in revenue in 2000 can be attributed to the Company's expanded customer base, most of whom are engaged in their own unique product evaluation and development programs for new products that they intend to sell into the digital video industry.

     Cost of goods sold for the three months ended June 30, 2000 was $45,091, compared to $44,416 for the three months ended June 30, 1999. Cost of goods sold for the six months ended June 30, 2000 was $78,480, compared to $78,272 for the six months ended June 30, 1999. This expense, which was comprised of parts and labor associated with production and testing of circuit boards shipped to customers, increased as sales increased.

     Gross profit for the three months ended June 30, 2000 was $201,612 compared to $152,328 for the three months ended June 30, 1999. Gross profit for the six months ended June 30, 2000 was $292,298 compared to $260,770 for the six months ended June 30, 1999.

     The resulting gross margin percentages were 81.7% and 77.4% for the three months ended June 30, 2000 and June 30, 1999, respectively. The resulting gross margin percentages were 78.8% and 76.9% for the six months ended June 30, 2000 and June 30, 1999, respectively.

     Research and development expenses for the three months ended June 30, 2000 were $121,961 compared to $80,601 for the three months ended June 30, 1999, or 49.4% and 41.0% of net sales for 2000 and 1990 respectively. Research and development expenses for the six months ended June 30, 2000 were $216,158 compared to $143,291 for the six months ended June 30, 1999, or 58.3% and 42.3% of net sales for 2000 and 1990 respectively.

     Selling, marketing, customer service and general and administrative expenses for the three months ended June 30, 2000 were $187,962 compared to $39,725 for the three months ended June 30, 1999 or 76.2% and 20.2% of net sales for 2000 and 1999, respectively. Selling, marketing, customer service and general and administrative expenses for the six months ended June 30, 2000 were $383,108 compared to $86,042 for the six months ended June 30, 1999 or 103.3% and 25.4% of net sales for 2000 and 1999, respectively. The increases are primarily associated with additional personnel costs related to the areas of sales and marketing.

     Loss from operations for the three months ended June 30, 2000 was $108,311 compared to a gain of $32,002 for the three months ended June 30, 1999. Loss from operations for the six months ended June 30, 2000 was $306,968 compared to a gain of $31,437 for the six months ended June 30, 1999.

     The Company's provision for income tax expense was zero in 2000 and 1999.

     Net loss for the three months ended June 30, 2000 was $108,712 ($.01 per share) compared to a net gain of $32,002 ($.00 per share) for the three months ended June 30, 1999. Net loss for the six months ended June 30, 2000 was $315,040 ($.02 per share) compared to a net gain of $31,437 ($.00 per share) for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at June 30, 2000 was $125,481, an increase from $9,947 at December 31, 1999.

     During the six months ended June 30, 2000, net cash used in operating activities was $171,955 versus no cash provided by operations for the six months ended June 30, 1999.

     Cash flows from investing activities for the six months ended June 30, 2000 was $12,511 relating to the acquisition of equipment versus zero for the six months ended June 30, 1999.

     Cash flows from Financing activities for the six months ended June 30, 2000 were $300,000 in the form of a capital contribution from the parent (GENROCO, Inc.), versus zero for the six months ended June 30, 1999.

     Stockholders' equity decreased by $15,040 or 23.9% to $47,843 at June 30, 2000 from $62,883 at December 31, 1999. The decrease is the result of a net loss from operations totaling $315,040 offset by a $300,000 capital contribution by the parent.

     The Company's ratio of current assets to current liabilities (current ratio) was 1.11 to 1 at June 30, 2000 versus 4.03 to 1 at December 31, 1999.

     At December 31, 1999 and June 30, 2000, the Company had no bank line and is dependent on the parent for its sources of working capital.

     The Company continues to generate negative cash flows from operations. Current forecasts indicate that the Company may not be unable to fund current plans beyond the fourth quarter of fiscal 2000 unless it is able to raise additional capital.

     The Company is engaged in efforts to raise additional working capital in the form of private placement equity during the next few months. The Company is also discussing long-term financing arrangements with institutional investors and venture capital companies in an effort to do an equity offering during fiscal 2001. These discussions are in the preliminary phase, and the Company has no firm commitments from any potential investor to invest additional capital in the Company. There can be no assurances that additional capital will be raised, either through a private placement or by other means. In the event that the Company is not successful in its efforts to raise additional working capital, as contemplated above, it will be forced to cut back on general overhead and product development expenses, which will serve to delay the release of new products.

CAUTIONARY STATEMENT
--------------------

     With the exception of historical facts, the statements contained in Item 2. of this Form 10-Q may be forward looking statements. Statements in the future tense and statements including the words "anticipate," "believe," continue," "estimate," "expect," "goal," "objective," "outlook," and other similar expressions are intended to identify forward looking statements. The forward looking statements in this 10-Q involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause our actual results and performance to differ. These factors are not limited to, but certainly include: 1) cyclical downturns affecting the markets for capital goods; 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt; 3) the success of management in increasing sales and maintaining or improving the operating margins of its businesses; 4) the availability of or material increases in the costs of select raw materials or parts; and 5) actions taken by competitors. Investors are directed to the Company's documents, such as its initial filing on Form 10-SB/A filed with the Securities and Exchange Commission.

                                    PART II

                               OTHER INFORMATION

Item 2  Change in Securities
        --------------------

4,633,612 common shares of stock were issued as a result of the spin-off to shareholders of record on June 30, 2000. On July 3, 2000, the board of directors of the Company declared a 4 for forward split, which resulted in 18,543,448 shares outstanding on a post-split basis. The articles of Incorporation have been amended and authorized shares now consist of 24,900,000 common shares and 100,000 preferred shares.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VIDEOPROPULSION, INC.
                                  (Registrant)

                              /s/ Carl A. Pick
                              -----------------------------------------
                              Carl A. Pick
                              Chairman and Director

                              /s/ Barbara R. Pick
                              -----------------------------------------
                              Barbara R. Pick
                              CEO and Director

                              /s/ Keith E. Brue
                              -----------------------------------------
                              Keith E. Brue
                              Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)

DATE:  June 14, 2000