Form 10-Q
period 2000-09-30
VIDEOPROPULSION INC
filed 2000-11-14
CIK 1107683

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                        September 30, 2000
-------------------------------------------------------------------------------

Commission File Number                        0-30652
-------------------------------------------------------------------------------
                             VIDEOPROPULSION, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Wisconsin                                    39-1976286
-------------------------------------------------------------------------------
   (State or other jurisdiction of        (IRS Employer Identification Number)
    incorporation or organization)

                  251 Info Highway, Slinger, Wisconsin  53086
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (262)  644-1000
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

                18,534,448  Shares, Common Stock, $.01 Par Value
------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                             VIDEOPROPULSION, INC.

                                  FORM 10-QSB

                      For Quarter Ended September 30, 2000

                                     INDEX

                                                                       Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Condensed Balance Sheets                                3 - 4
                Statements of Operations                                    5
                Condensed Statements of Cash Flows                      6 - 7
                Notes to Unaudited Financial Statements                 8 - 9

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    10 - 13

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities                                       14

     Signature                                                            14

Exhibit Index
     27.0  Financial Data Schedule - Three months ended September 30, 2000
     28.0  Financial Data Schedule - Three months ended September 30, 1999

     PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             VIDEOPROPULSION, INC.
                            CONDENSED BALANCE SHEETS

              ASSETS                             (Unaudited)     (Audited)
                                                -------------   ------------
                                                September 30,   December 31,
                                                     2000           1999
                                                -------------   ------------
CURRENT ASSETS:
  Cash and Cash Equivalents                          $24,572         $9,947
  Accounts Receivable - Trade, net of allowances
    of $0 at September 30, 2000 and
    December 31, 1999                                 75,533         11,990
  Inventories                                         47,860         61,706
  Prepaid Expenses                                    12,712              -
                                                    --------        -------
      Total Current Assets                           160,677         83,643

PROPERTY AND EQUIPMENT, at cost
  Machinery and Equipment                             12,511              -
  Less - Accumulated Depreciation                     (1,058)             -
                                                    --------        -------
  Net Property, Plant and Equipment                   11,453              -

Other Assets                                          26,852              -
                                                    --------        -------
  Total Assets                                      $198,982        $83,643
                                                    --------        -------
                                                    --------        -------

VIDEOPROPULSION, INC.

                          CONDENSED BALANCE SHEETS


                                                 (Unaudited)     (Audited)
                                                -------------   ------------
                                                September 30,   December 31,
                                                     2000           1999
                                                -------------   ------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts Payable - Trade                          $ 34,627      $       -
  Accounts Payable - GENROCO, Inc.                   142,715              -
  Accrued Payroll and Payroll Taxes                   24,265         12,807
  Other Accrued Liabilities                           88,864          7,953
                                                    --------      ---------
   Total current liabilities                         290,471         20,760

SHAREHOLDERS' INVESTMENT:
  Common Stock, $.01 par value, 24,900,000
   Shares authorized, 18,534,448 issued and
   Outstanding on September 30, 2000 and on
   December 31, 1999                                 185,344        185,344
  Additional paid-in capital                         287,820       ( 12,090)
  Retained Deficit                                  (564,653)      (110,371)
                                                    --------      ---------
   Total shareholders' investment                    (91,489)        62,883
                                                    --------      ---------
   Total liabilities and shareholders'
     Investment                                     $198,982      $  83,643
                                                    --------      ---------
                                                    --------      ---------

See accompanying notes.

                             VIDEOPROPULSION, INC.
                           STATEMENTS OF OPERATIONS

                                                          (Unaudited)                   (Unaudited)
                                                   -------------------------     -------------------------
                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                   -------------------------     -------------------------
                                                      2000           1999           2000           1999
                                                   ----------     ----------     ----------     ----------
NET SALES                                          $ 176,293      $ 193,505     $  547,071     $  532,547

COST OF GOODS SOLD                                    25,722         39,286        104,202        117,558
                                                  ----------     ----------     ----------     ----------
     Gross Profit                                    150,571        154,219        442,869        414,989

OPERATING EXPENSES:
     Engineering                                     169,809         63,574        385,967        206,866
     Selling and Administrative                      120,079         59,981        503,187        146,022
                                                  ----------     ----------     ----------     ----------
                                                     289,888        123,555        889,154        352,888
                                                  ----------     ----------     ----------     ----------
(Loss)Income from Operations                        (139,317)        30,664       (446,285)        62,101

     Interest Expense                                      -              -          4,502              -
     Interest Income                                     394              -          1,500              -
     Other Non-Operating Expenses                        408              -          5,085              -
                                                  ----------     ----------     ----------     ----------
(LOSS) INCOME BEFORE TAXES                          (139,331)        30,664       (454,372)        62,101

     Benefit (Provision)-Income Taxes                      -              -              -              -
                                                  ----------     ----------     ----------     ----------

NET (LOSS) INCOME                                 $ (139,331)    $   30,664     $ (454,372)    $   62,101
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
BASIC AND FULLY DILUTED
  (LOSS) EARNINGS PER SHARE                       $     (.01)    $      .00     $     (.02)    $      .00
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Average number of
  shares outstanding                              18,534,448     18,534,448     18,534,448     18,534,448
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Average number of
  shares - Assuming dilution                      18,534,448     18,534,448     18,534,448     18,534,448
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

See accompanying notes.

                             VIDEOPROPULSION, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               (Unaudited)
                                                                                     -------------------------------
                                                                                     Nine Months Ended September 30,
                                                                                         2000                1999
                                                                                      ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income from continuing operations                                        $(454,372)           $ 62,101
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                                       1,058                   -
      Compensation expense due to foregiveness of notes receivable
        related to sale of GENROCO stock to employees                                   203,244                   -
  Change in assets and liabilities:
      Current assets, other than cash                                                   (89,261)            (61,023)
      Accounts payable to GENROCO, Inc.                                                 142,715                   -
      Current liabilities, other than notes payable                                     (76,248)             (1,078)
                                                                                      ---------            --------
          Net cash used in operating activities                                        (272,864)                  -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net of retirements                        (12,511)                  -
                                                                                      ---------            --------
      Net cash  used  in investing activities                                           (12,511)                  -

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital Contribution From GENROCO, Inc.                                               300,000                   -
                                                                                      ---------            --------
      Net cash provided by financing activities                                         300,000                   -
                                                                                      ---------            --------
  Net increase (decrease) in cash and cash equivalents                                   14,625                   -
  Cash and cash equivalents at beginning of period                                        9,947                   -
                                                                                      ---------            --------
  Cash and cash equivalents at end of period                                          $  24,572            $      -
                                                                                      ---------            --------
                                                                                      ---------            --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                      (Unaudited)
                                                     September 30,
                                                -----------------------
                                                  2000           1999
                                                --------       --------
Cash paid during year for:

     Interest                                    $4,502         $    -
                                                 ------         ------
                                                 ------         ------

     Income taxes                                $    -         $    -
                                                 ------         ------
                                                 ------         ------

See accompanying notes.

                             VIDEOPROPULSION, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.  GENERAL INFORMATION ABOUT THE COMPANY

The consolidated condensed financial statements include the accounts of VideoPropulsion Inc. ("VDOP"), Inc. and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

The historical share data in this report has been adjusted to reflect the effect of the 4-for-1 stock split on July 3, 2000.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, and as such, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the quarter ended September 30, 2000 may not be indicative of the results for the entire year. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-SB/A for the Company's fiscal year ended December 31, 1999.

In August of 1999, the board of directors of GENROCO,Inc. (VDOP's parent corporation) began contemplating the spin-off and distribution of the Company's Digital Video Broadcast (DVB) business as a separate company to be named VideoPropulsion, Inc. The Company executed the distribution on July 10, 2000 by issuing one new share of VideoPropulsion Inc. stock, for each share of Company stock held by GENROCO shareholders of record, as of the close of business on June 30, 2000.

Complete details are available in the amended SEC Form 10SB/A for VideoPropulsion, which was filed with the SEC on June 19, 2000 and mailed to each shareholder, as an information statement, on June 20, 2000.

For additional information, see GENROCO Inc.'s SEC Form 10-QSB for the six months ended June 30, 2000, as filed with the SEC on August 14, 2000.

Cost of the Company's inventory is determined using the average cost first-in, first-out (FIFO) inventory valuation method. The distribution between major classes of inventories is as follows:

                                        (Unaudited)          (Audited)
                                     September 30, 2000   December 31,1999
                                     ------------------   ----------------
     Raw Material Work-in-Progress         $     -             $38,350
     Finished Goods                         47,860              23,356
                                           -------             -------
                                           $47,860             $61,706
                                           -------             -------
                                           -------             -------

3.  STOCK SPLIT

In July 2000, VideoPropulsion declared a 4-for-1 stock split as of July 3, 2000 with a distribution date of July 13 2000. As a result, shareholders of record as of July 3, 2000 received 13,900,836 new shares to bring the total outstanding amount to 18,534,448.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS
---------------------

Net sales for the Company for the three months ended September 30, 2000 ("2000"), were $176,293 compared to $193,505 for the three months ended September 30, 1999 ("1999"). Net sales for the Company for the nine months ended September 30, 2000 were $549,071 compared to $532,547 for the nine months ended September 30, 1999. Revenue has remained flat over the year in that most orders continue to be for products being used in development, beta test, and initial trials of interactive television.

While traditional television has grown to serve over 100 million US households during the past fifty years, digital TV has only begun to be deployed. As cable, satellite, and terrestrial providers begin the shift to digital broadcasting, volumes of enabling technology products can be expected to ramp up dramatically. Management is confident that the Company has placed its hardware and software products into a sufficient number of key players in this emerging marketplace in order to garner significant future sales as the rollout unfolds.

In addition, interactive TV is expected to combine the established force of television with the budding success of the Internet. This evolution is referred to as the convergence, and it will define new markets and shape the future of broadcasting. Management believes that the Company's existing products and current developments will allow VideoPropulsion to achieve sales growth via in this emerging opportunity.

Cost of goods sold for the three months ended September 30, 2000 was $25,722, compared to $39,286 for the three months ended September 30, 1999. Cost of goods sold for the nine months ended September 30, 2000 was $104,202, compared to $117,558 for the nine months ended September 30, 1999. This expense, which was comprised of parts, labor and overhead associated with production and testing of circuit boards shipped to customers, increased as sales increased.

Gross profit for the three months ended September 30, 2000 was $150,571 compared to $154,219 for the three months ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 was $442,869 compared to $414,989 for the nine months ended September 30, 1999.

The resulting gross margin percentages were 85.4% and 79.7% for the three months ended September 30, 2000 and September 30, 1999, respectively. The resulting gross margin percentages were 81.0% and 78.0% for the nine months ended September 30, 2000 and September 30, 1999, respectively. These gross margin percentages may not be indicative of future performance because as sources of revenue begin to shift from the current research and development type of customer base to a more mainstream application based customer base, revenues are expected to increase significantly, but at the expense of lower gross margin percentages.

Engineering expenses for the three months ended September 30, 2000 were $169,809 compared to $63,574 for the three months ended September 30, 1999, or 96.3% and 32.9% of net sales for 2000 and 1999 respectively. Engineering expenses for the nine months ended September 30, 2000 were $385,967 compared to $206,866 for the nine months ended September 30, 1999, or 70.6% and 38.9% of net sales for 2000 and 1990 respectively. The increases are primarily associated with additional personnel costs. As of September 30, 2000, the Company had eight employees, five of whom were involved with the Company's engineering effort.

Selling and administrative expenses for the three months ended September 30, 2000 were $120,079 compared to $59,981 for the three months ended September 30, 1999 or 68.1% and 31.0% of net sales for 2000 and 1999, respectively. Selling and administrative expenses for the nine months ended September 30,2000 were $503,187 compared to $146,022 for the nine months ended September 30, 1999 or 92.0% and 27.4% of net sales for 2000 and 1999, respectively. The increases are primarily associated with additional personnel costs related to the areas of sales and marketing. As of September 30, 2000, the Company had eight employees, three of whom were involved with the Company's sales, marketing and administrative efforts.

The Company's provision for income tax expense was zero in 2000 and 1999.

Net Loss for the three months ended September 30, 2000 was $139,331 ($.01 per share) compared to a gain of $30,664 ($.00 per share) for the three months ended September 30, 1999. Net loss for the nine months ended September 30, 2000 was $454,372 ($.02 per share) compared to income of $62,101 ($.00 per share) for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at September 30, 2000 was $24,572, an increase from $9,947 at December 31, 1999.

During the nine months ended September 30, 2000, net cash used in operating activities was $272,864 versus $0 for the nine months ended September 30, 1999.

Cash flows from investing activities for the nine months ended September 30, 2000 was $12,511 relating to the acquisition of equipment versus $0 for the nine months ended September 30, 1999.

Cash flows from financing activities for the nine months ended September 30, 2000 were $300,000 in the form of a capital contribution from the parent (GENROCO, Inc.), versus $0 for the nine months ended September 30, 1999.

Stockholders' equity decreased by $154,372 to $(91,489) at September 30, 2000 from $62,883 at December 31, 1999. The decrease is the result of a net loss totaling $454,372 offset by a $300,000 capital contribution by the parent.

The Company's ratio of current assets to current liabilities (current ratio) was .55 to 1 at September 30, 2000 versus 4.03 to 1 at December 31, 1999.

At December 31, 1999 and September 30, 2000, the Company had no bank line and is dependent upon favorable business terms from GENROCO, Inc. for sources of working capital.

The Company continues to generate negative cash flows from operations. Current forecasts indicate that the Company may not be unable to fund current plans beyond the fourth quarter of fiscal 2000 unless it is able to raise additional capital.

The Company is seeking to engage an investment advisor, on a best efforts basis, to advise the Company in its efforts to raise additional working capital in the form of private placement equity during the next few months. The Company is also continuing to discuss long-term financing arrangements with strategic partners, institutional investors and venture capital companies in an effort to do a secondary equity offering during fiscal 2001. These discussions are in the preliminary phase, and the Company has no firm commitments from any potential investor to invest additional capital in the Company. There can be no assurances that additional capital will be raised, either through a private placement or by other means. In the event that the Company is not successful in its efforts to raise additional working capital, as contemplated above, it will be forced to cut back on general overhead and product development expenses, which will serve to delay the release of new products.

If the Company is not successful in raising additional capital, the Company will not be able to continue its current operations and there is substantial doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in raising such capital at all or on terms commercially acceptable to the Company or the current shareholders. In addition, the sale of equitable securities could result in the dilution to the percentage ownership interests of existing shareholders and could also adversely affect the market price of the Company's common stock.

No events requiring that the Company file an SEC Form 8-K have occurred.

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

                          PART II - OTHER INFORMATION

Item 2 - Change in Securities
         --------------------

4,633,612 common shares of stock were issued as a result of the spin-off to shareholders of record on September 30, 2000. On July 3, 2000, the board of directors of the Company declared a 4-for-1 forward split, which resulted in 18,543,448 shares outstanding on a post-split basis. The articles of Incorporation have been amended and authorized shares now consist of 24,900,000 common shares and 100,000 preferred shares.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VIDEOPROPULSION, INC.
                                   (Small Business Issuer)


                                   /s/ Carl A. Pick
                                   -------------------------------------------
                                   Carl A. Pick
                                   Chairman and Director

                                   /s/ Barbara R. Pick
                                   -------------------------------------------
                                   Barbara R. Pick
                                   CEO and Director

                                   /S/ Keith E. Brue
                                   -------------------------------------------
                                   Keith E. Brue
                                   Secretary and Director
                                   (Principal Accounting and Financial Officer)

DATE:  November 14, 2000