Form 10KSB
period 2000-12-31
VIDEOPROPULSION INC
filed 2001-04-16
CIK 1107683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   (Mark One)
         [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the year ended December 31, 2000

            [   ] Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

                        Commission File Number 000-30652

                             VIDEOPROPULSION, INC.
       --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Wisconsin                                39-1976286
       --------------------------------     -----------------------------------
      (State or other jurisdiction of       (IRS Employer Identification Number)
       incorporation or organization)

       251 Info Highway, Slinger, Wisconsin                              53086
       ------------------------------------                              -----
       (Address of principal executive offices)                       Zip code

                                (262)  644-1000
       -----------------------------------------------------------------------


              (Registrant's telephone number, including area code)
         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      NONE
        SECURITIES REGISTERED UNDER SECTION 12 (G) OF THE EXCHANGE ACT:
                 NONE.  SHARES OF COMMON STOCK, PAR VALUE $0.01

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [--]

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [--]

       As of April 9, 2001, the Company had 18,534,448 shares outstanding. The aggregate value of the 8,284,012 shares of Common Stock held by non-affiliates of the Company was approximately $1,325,442, based on the closing bid price of $0.16 per share on February 28, 2001 on the OTC Bulletin Board. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

       The Company's revenue for the fiscal year ended December 31, 2000 is $570,892.

                               TABLE OF CONTENTS

PART I
Item 1.  Description Of Business
Item 2.  Description Of Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.  Management's Discussion and Analysis or Plan of Operations
Item 7.  Financial Statements.
Item 8. Changes in and Disagreements With Accountants On Accounting And Financial Matters

PART III
Item 9 - Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16   (a) of the Exchange Act.
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain relationships and Related Transactions

PART IV
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

NOTE ABOUT FORWARD-LOOKING STATEMENTS
     This Form 10-KSB Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although management of VideoPropulsion, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB. All forward-looking statements included in this document are based on information available to VideoPropulsion on the date hereof. VideoPropulsion assumes no obligation to update any such forward-looking statements.

OVERVIEW OF THE COMPANY

     VideoPropulsion designs and sells digital video products which provide enabling technology for a variety of applications that allow consumers to use their TV sets for interactive services including email, home shopping, web browsing, video-on-demand, and Internet based telephony. A typical application for the Company's products is providing connectivity between the video servers (which store media that is available to be sent, via cable TV, to a set-top decoder box at a consumers location) in the central office of any given cable TV provider and the cable headend (which is the electronic device in the central office of the cable company that forwards all TV signals from the central office to the cables leading to the consumers' set-top box).

     VideoPropulsion's products are enabling these solutions and providing what management of the Company believes to be low cost-per-stream delivery. The Company's Internet address is www.videopropulsion.com.
                                   -----------------------

     The Company is located at 251 Info Highway, Slinger, Wisconsin (30 miles north of Milwaukee) and has 8 employees. The Company (initially a wholly-owned subsidiary of GENROCO, Inc.) has existed as a product line of GENROCO since 1996 and was organized as a corporation under the laws of the State of Wisconsin in 1999 as VideoPropulsion, Inc. The Company was spun-off of GENROCO in July 2000. Initial sales of digital video products, as a separate product line for GENROCO, began in March of 1997.

VIDEOPROPULSION OPERATIONAL STRATEGY

     The Company's first objective is to place DVB interface cards into digital television application servers by offering products with low cost per video stream. After reaching that goal, the Company intends to produce additional types of hardware interfaces to utilize the software both it and its customers have developed.

     The Company intends to seek strategic alliances at the product development level as well as the sales and service levels of customer support.

PRODUCTS

     VideoPropulsion's product offering at this date consists of seven primary product designs, some in test production and some in current commercial production, which form the foundation for different product offerings with variations is speed, function and features.

1.VDOPRO DVB RAW TRANSMIT (DVP-2732AT)
     VideoPropulsion's Raw DVB transmit products are DMA engines which are designed to pump 216Mbps of precisely timed transport streams. These transmit-only devices are designed with a simple application program interface (API) that gives developers the ability to closely couple and control the output of their data. The Company believes this is one of the most cost-effective offering on the market for OEMs who want to add value and for application providers who need to lower their cost per stream in transmission-only environments. Device drivers for Windows NT, Solaris & Linux are currently available.

2.VDOPRO DVB RAW TRANSCEIVE (DVP-2732AF)
     VideoPropulsion's VDOPro DVB ASI transceive products provide full duplex transmission and capture of transport streams. The devices are designed to simultaneously send and receive a full pipe, 216Mbps, of MPEG data. Developer kits provide sample programs for sending and receiving transport streams, as well as sources to sample programs, to assist in interfacing to the card. The data is transmitted using a precise 270 MHz clock. Device drivers for Windows NT, Solaris & Linux are currently available.

3.VDOPRO DVB MULTIPLEX TRANSMIT  (DVP-2732MF)
     VideoPropulsion's VDOPro DVB ASI multiplexing products deliver 216Mbps of transport streams using custom parts, and efficient, low host-overhead device drivers. These products are the result of extensive experience in cross-platform support of high performance networking and video streaming applications. A flexible API offers customers the ability to define options and provides high levels of functionality facilitating integration with application layers. Multiple streams of MPEG video and encapsulated IP data are multiplexed into a single MPTS for transmission to any other
     DVB ASI compliant  device.   The data   is  transmitted using  a precise
     270MHz clock and the multiplexor inserts and modifies timing information in the streams as appropriate. Device drivers for Windows NT, Solaris & Linux are currently available.

4. VDOPRO DVB SINGLE CHANNEL H/W MULTIPLEX TRANSMIT (DVP-2764) VideoPropulsion's VDOPro DVB ASI H/W multiplexing product delivers 216Mbps of transport streams using custom firmware, and efficient, low host-overhead device drivers. This product accomplishes the Transport Stream multiplexing in hardware, reducing host CPU usage a lower level. A high performance 64 bit 66 MHz PCI bus interface is used for data transfer. Device drivers for Windows NT, Solaris & Linux are currently available.

5.  VDOPRO DVB DUAL CHANNEL H/W MULTIPLEX TRANSMIT (DVP-5464)
     VideoPropulsion's VDOPro DVB ASI H/W multiplexing product delivers 2x 216Mbps of transport streams using custom firmware, and efficient, low host-overhead device drivers. This product accomplishes the Transport Stream multiplexing in hardware, minimizing host CPU usage. A high performance 64 bit 66 MHz PCI bus interface is used for data transfer. Device drivers for Windows NT, Solaris & Linux are currently available.

6.VDOPRO DVBOVS TRANSMIT- DVB TRANSMIT SUPPORT FOR ORACLE VIDEO SERVER ITV
  SOLUTIONS
     Oracle Video Server, release 3.0, offers greatly enhanced features such as simplified startup and system management; full VCR controls; patented Visual Scan; integration with the Oracle8 database; patented real-time RAID; DVB support; and a robust distribution solution for delivering from hundreds to thousands of concurrent video streams.

     VideoPropulsion   is   working   with   Oracle's   OVS   team   to    match
     VideoPropulsion's device drivers to Oracle's multiplexing and video management software. VideoPropulsion's experience and expertise in high performance controllers for networking and digital video in a wide variety of superserver configurations has produced drivers that are specifically tailored. The VDOPro Raw Transmit (DVP-2732/AT) card acts as a hardware platform for this powerful and flexible combination. VideoPropulsion's hardware and software have been carefully integrated into the OVS video pump to provide seamless output of content from the Oracle Media Data Store
     (MDS) to digital QAMs, QPSK, and other DVB ASI compliant devices.


     VDOPro DVBASI for OVS is available on SGI Origin platforms with IRIX, Compaq Alphastations with Tru64 UNIX, and Sun Microsystems Sparc servers with Solaris.


7.  VDOHUB DVB EXTENDER/CONVERTER/SPLITTER
     The VideoPropulsion VDOHub is a stand-alone device that is used to convert, split, or extend DVB-ASI links.

     Data input can be either DVB-ASI-C (75 ohm Coax copper cable with BNCconnectors) copper or DVB-ASI-O (62.5 ohm optical cable with SC connectors}optical. Three data outputs are provided: two DVB-ASI-C, and one DVB-ASI-O.

MARKET - OVERVIEW

     The market can generally be broken into three categories:

     1. The "Broadcast" category which includes a wide variety of video servers used for video editing, store-and-forward applications, pre-production applications and archiving applications in digital studios, as well as organizations engaged in the broadcasting of television content via towers or satellite. This market is being addressed by most major platform vendors, plus a variety of companies specializing in digital video devices and applications.

     2. The "Cable and Telco" category which consists primarily of products for Video-on-Demand (VOD) and interactive services being provided by the cable and telephone industry, as part of the widespread deployment of the digital cable infrastructure mandated by the FCC over the next few years.

     3. "Other" which includes non-broadcast applications such as high-end non-linear editing for content creation, hospitality services, in flight communication, distance learning, enterprise training, etc.

     The opportunities for VideoPropulsion's products are perceived to be primarily in the Broadcast and Cable/Telco segments but VideoPropulsion hopes to become active with efforts to respond to opportunities in other areas, as well.

MARKETING STRATEGIES

     The Company currently uses a direct sales force of one employee, who receives technical and sales support from the engineering staff on an as needed basis. Products are typically shipped from the Company's Wisconsin facility direct to the customer via an independent shipping service.

     The  Company   sells  the   majority  of   its  products   and   technology
     internationally. Approximately 52% of fiscal 2000 net sales were made to non-U.S. customers.

COMPETITION

     The Company competes with domestic and foreign-based competitors on the basis of custom product design, engineering support, quality and price. While the number of direct competitors is at the moment relatively small, the emergence of the Digital TV market is expected to encourage competition among potential suppliers.

INTELLECTUAL PROPERTY
     -- The Company has a license to U.S. patent # 5,420,984 (covering peripheral controllers and methods for rapid task switching and memory caching) which was issued on May 30, 1995, owned by GENROCO, Inc. and licensed to us.

     -- The Company  has  pending  U.S. patent  #  09/495,671  (Video  Transport
        Metering Compressed Video to Playing Rates).

     The Company is seeking to register the following trademarks: (1) VideoPropulsion, (2) VDOPro, (3) VDOfibre, (4) VDOQAM, (5) VpiTV, and (6) VDOHub. Any use of the marks by others on U.S. products in other classes may cause dilution of the mark and the goodwill the Company has created in the mark.

EMPLOYEES

     As of February 28, 2001, the Company had 8 employees. None of the Company's employees are represented by a labor union or subject to any collective bargaining agreement. The Company has never experienced work stoppages, and it believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's principal administrative, sales and marketing, customer support and research and development facilities are located in a single office building at 251 Info Highway, Slinger, Wisconsin and it currently occupies approximately 2200 square feet of space in the Slinger facility, owned by GENROCO, Inc. The Company pays $2,500 per month, which management believes approximates fair market rates.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company. Currently there are no litigation claims open.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been quoted on the NASD OTC market since August 2000. Prior to August 2000, the Company was a wholly-owned subsidiary of GENROCO, Inc. The Company was spun-off effective in July 2000.

                                        Quarterly Stock Prices
                                         Bid Quotation Range
                                       -----------------------
                                        High               Low
                                        ----               ---
      Quarter of 2000
       July 10 to September 30, 2000   $1.13             $0.69
       December 31, 2000               $0.84             $0.34

     Source:  Dow Jones News Retrieval Service (Invest-text database)

     These quotations represent bid prices without retail markup, markdown, or commission, and may not reflect actual transactions. Such market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. Trading activity with respect to the Common Stock has been limited and the volume of transactions may not of itself be deemed to constitute an established
     public  trading   market.      A   public  trading   market   having   the
     characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

     As of December 31, 2000, there were approximately 190 shareholders of record of the Company's common stock.

     The Company has not paid any cash dividends for the year ended December 31, 2000 and has no intention to pay a cash dividend in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     YEARS ENDED DECEMBER, 2000 and 1999

     Net sales for the Company for the twelve months ended December 31, 2000 ("2000") were $570,892 compared to $598,482 for the twelve month period ending December 31, 1999 ("1999"). Revenue has remained relatively flat over the year due to the fact that most orders continue to be for products being used in development, beta test, and initial trials of interactive television. Included in 2000 revenue was $72,772 of commission revenue received from GENROCO for GENROCO products sold by our employees. No commission revenue was received in 1999.

     While traditional television has grown to serve over 100 million US households during the past fifty years, digital TV has only begun to be deployed. As cable, satellite, and terrestrial providers begin the shift to digital broadcasting, volumes of enabling technology products hopefully may ramp up dramatically. Management is trying to implement a plan to place its hardware and software products into a sufficient number of key players in this emerging marketplace in order to garner significant future sales as the rollout unfolds.

     In addition, interactive TV is expected to combine the established force of television with the budding success of the internet. This evolution is referred to as the convergence, and it will define new markets and shape the future of broadcasting. Management believes that the Company's existing products and current developments will position VideoPropulsion to achieve sales growth via this emerging opportunity.

     Cost of goods sold for 2000 was $102,542 compared to $132,269 in 1999. The slight decline is directly related to the reduction in sales for the year. This expense, which is comprised of parts, labor and overhead associated with production and testing of the products shipped to customers declined as sales decreased.

     Gross profit for 2000 was $468,350 compared to $466,213 for 1999. The resulting gross margin percentages were 82.0%, and 77.9% of net sales for 2000 and 1999, respectively. Although the gross margins remained relatively the same between the two years, these percentages may not be indicative of future performance as anticipated price reductions due to increased competition and volume discount pricing may affect gross margin percentages in the future.

     Research and development expenses for 2000 were $513,317 compared to $261,389 in 1999, or 90% and 44% of net sales for 2000 and 1999, respectively. This increase is a direct result of hiring additional engineering personnel and stepped up new product development.

     Selling, marketing, customer service and general and administrative expenses for 2000 were $643,469 compared to $253,004 in 1999 or 113% and 42% of net sales for 2000 and 1999, respectively. The increases are primarily associated with additional sales and marketing personnel costs. In addition, start up expenditures, new overhead costs resulting from separation from parent corporation, and attendance at several industry trade shows added to the overall increase in operational expenses. Approximately $300,000 of the 2000 expense relates to compensation expense amortized for the employees stock purchase plans of GENROCO stock. Certain VPI employees have stock purchase plans for GENROCO stock. The notes receivable from the employees are amortized over a three-year period. VPI reimburses GENROCO for the compensation expense relating to the VPI employees. The receivables are reflected as a contra-equity account in the Statement of Stockholders' Investment.

     Loss from operations in 2000 was $691,252 compared to a loss of $48,180 in 1999. The changes in earnings are the direct result of lower sales and increased corporate overhead and research expense.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at December 31, 2000, was $13,964, an increase from $9,947 at December 31, 1999. The Company received interim funding from Mr. Pick, a director and shareholder, for $180,000 in December 2000. Subsequent to year end, the Company received a loan from Mr. Pick for an additional $300,000.

     Stockholders' equity decreased by $751,082 to a deficit of $688,199 as of December 31, 2000, from $62,883 at December 31, 1999. The decrease is the result of a net loss from operations totaling $691,252 offset by a $304,487 capital contribution by the former parent company, GENROCO prior to the July spin-off transaction.

     The Company's ratio of current assets to current liabilities (current ratio) was .19 to 1 at December 31, 2000, versus 4.0 to 1 at December 31, 1999. The Company has been unable to remain current with short-term obligations due to cash flow constraints. The Company has relied solely on funding made available from GENROCO or existing shareholders. The Company received a loan of $300,000 from a shareholder subsequent to year to cover short-term operational funding. There can be no assurances that GENROCO or existing shareholders will continue to fund the Company's operations in this manner.

     The Company continues to generate negative cash flows from operations. Current forecasts indicate that the Company may be unable to fund current plans beyond the second quarter of fiscal 2001 unless it is able to raise additional capital. The Company currently owes $533,893 to GENROCO for interim operational funding and reimbursement to GENROCO for compensation expense relating to GENROCO stock purchase plans granted to VPI employees. The Company has $180,000 outstanding at December 31, 2000, due on demand to a shareholder.

    The Company is considered a development stage company. A market for the Company's products may not develop. The Company's growth will be limited if Digital Video Boadcast ("DVB") technology and solutions do not become widely accepted. The Company's development efforts are focused on the DVB market which has only begun to develop and is rapidly evolving.

    The Company believes that the combination of current existing cash and the Company's ability to obtain additional long-term indebtedness is not currently adequate to finance the Company's operations for the current activities and foreseeable future. As a result, the Company does not have adequate cash to meet current obligations and is delinquent in payments to its vendors. Management is currently seeking to raise additional capital either through a private placement or an offering of VPI stock. To date, no additional capital has been raised.

    If the Company is not successful in raising additional capital, the Company will not be able to continue its current operations and there is substantial doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in raising such capital at all or on terms commercially acceptable to the Company or shareholders.

    In addition, the sale of equitable securities could result in dilution to the percentage ownership interests of existing shareholders and could also adversely affect the market price of the Company's common stock.

     As a result of the spin-off from its parent, GENROCO, 4,633,612 common shares of VideoPropulsion stock were issued to shareholders of record as of June 30, 2000. On July 3, 2000, the board of directors of the Company declared a 4:1 forward split, which resulted in 18,543,448 shares outstanding on a post split basis. The Articles of Incorporation have been amended and authorized shares now consist of 24,900,000 common shares and 100,000 preferred shares.

     At December 31, 2000, the Company did not have bank line of credit and is dependent upon favorable business terms from its ex-parent, GENROCO, Inc., and Mr. Pick, a director, for sources of working capital.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Contracts with international customers are entered into in US dollars, precluding the need for foreign currency hedges. Additionally, we invest in money market funds, in U.S government obligations and other investment grade securities, which experience minimal volatility. Thus, the exposure to market risk is not significant.

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of VideoPropulsion, Inc.:

We have audited the accompanying balance sheets of VideoPropulsion, Inc. (a Wisconsin corporation in the development stage) (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VideoPropulsion, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development stage company with recurring losses from operations. The factors discussed in Note 2 to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
March 16, 2001

VIDEOPROPULSION, INC.
(A DEVELOPMENT STAGE COMPANY)

Balance Sheets
As of December 31, 2000 and 1999

                                                2000       1999
                                                ----       ----
                Assets
                ------

Current Assets:
 Cash                                           $13,964    $9,947
 Accounts Receivable                             11,495    11,990
 Inventories                                    132,177    61,706
 Prepaid Expenses                                 6,167         -
                                               --------   -------

     Total Current Assets                       163,803    83,643

 Property, Plant and Equipment, Net of
   Accumulated Depreciation of $1,683            10,828         -
                                               --------   -------

     Total Assets                              $174,631   $83,643
                                               --------   -------
                                               --------   -------

     Liabilities and Stockholders'
     -----------------------------
         (Deficit) Investment
         --------------------

Current Liabilities:
 Accounts Payable                               $63,051   $
                                                                -
 Accrued Payroll and Payroll Taxes               29,094    12,807
 Other Accrued Liabilities                       56,792     7,953
 Note Payable to Shareholder                    180,000         -
 Due to Related Party                           188,532         -
                                               --------   -------
     Total Current Liabilities                  517,469    20,760

Due to Related Party                            345,361         -

Stockholders' (Deficit) Investment:
 Common Stock (24,900,000 Shares
  Authorized, 18,534,448 and 4,000
  Shares Outstanding, Respectively,
  $0.01 Par Value)                              185,344        40
 Additional Paid-In Capital                     192,354   498,492
 Accumulated Deficit                           (376,212  (110,281)
 Unearned Compensation                         (689,685) (325,368)
                                               --------   -------

     Total Stockholders' (Deficit)
     Investment                                (688,199)   62,883
                                               --------   -------

     Total Liabilities and
     Stockholders' Investment                  $174,631   $83,643
                                               --------   -------
                                               --------   -------

The accompanying notes to financial statements are an integral part of these balance sheets.

VIDEOPROPULSION, INC.
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations
For the Years Ended December 31, 2000 and 1999

                                                2000         1999
                                                ----         ----

Net Sales                                     $570,892    $598,482

Cost of Goods Sold                             102,542     132,269
                                            ----------   ---------

    Gross Profit                               468,350     466,213
                                            ----------   ---------
Operating Expenses:
 Research and Development                      513,317     261,389
 Selling and Marketing                         384,744     165,229
 General and Administrative                    258,725      87,775
                                            ----------   ---------

     Total Operating Expenses                1,156,786     514,393
                                            ----------   ---------

     Operating Loss                           (688,436     (48,180)

 Interest Expense, Net                           2,816           -
                                            ----------   ---------

Loss Before Income Taxes                      (691,252     (48,180)

Income Taxes                                         -           -
                                            ----------   ---------

Net Loss                                     $(691,252    $(48,180)
                                            ----------   ---------
                                            ----------   ---------

Net Loss Per Share:
 Basic and Diluted                               $(0.0)    $(12.05)
 Weighted Average Number of Shares           18,534,44       4,000
   Outstanding

The accompanying notes to financial statements are an integral part of these statements.

VIDEOPROPULSION, INC.
(A DEVELOPMENT STAGE COMPANY)

Statements of Stockholders' Investment (Deficit)
For the Years Ended December 31, 2000 and 1999

                                                                                                                    Deficit
                                                                                                      Total       Accumulated
                                Common Stock     Additional    Parent's                            Stockholders'     During
                             ------------------   Paid-in     Divisional   Retained    Unearned     Investment     Development
                             Shares      Amount   Capital       Equity      Deficit   Compensation  (Deficit)        Stage
   (Deficit)                 ------------------  ----------   ----------   --------   ------------ ------------   ------------

Balance,
 December 31, 1998                -    $      -         -      $280,334  $       -    $(261,156)     $19,178         $(388,441)

 Net Income to October 4,         -           -         -        62,101          -            -       62,101            62,101
  1999
 Net Loss from October 4          -           -         -             -   (110,281)           -     (110,281)         (110,281)
                                                                                                   -----------       ---------
  to December 31, 1999
     Net Loss for 1999            -           -         -             -          -            -      (48,180)          (48,180)
                                                                                                   -----------       ---------

 Capital Contribution from        -           -         -       146,097          -            -      146,097                 -
  Parent Prior to
  October 4, 1999
 October 4 Transfer Due to        -           -   488,532      (488,532)         -            -            -                 -
  Incorporation of Company
 Sale of Stock to Parent      4,000          40     9,960             -          -            -       10,000                 -
 Unearned Compensation            -           -         -             -          -     (192,750)    (192,750)                -
 Amortization of Unearned
  Compensation                    -           -         -             -          -      128,538      128,538                 -
                         ----------     -------  --------      --------   --------    ---------    ----------     ------------


Balance,
 December 31, 1999            4,000          40   498,492             -   (110,281)    (325,368)      62,883          (436,621)

Distribution of Shares   18,530,448     185,304  (185,304)            -          -            -            -                 -
 Issued Upon Spin-Off
 from Parent
 Net Loss Prior to Spin-          -           -         -             -   (315,040)           -     (315,040)         (315,040)
  off on July 10, 2000
 Net Loss After Spin-off          -           -         -             -   (376,212)           -     (376,212)         (376,212)
                                                                                                   -----------       ---------
  on July 10, 2000
     Net Loss for 2000                                                                              (691,252)         (691,252)
                                                                                                   -----------       ---------

 Capital Contribution from        -           -   304,487             -          -            -      304,487                 -
  Parent Prior to Spin-off
 Reclassification of Pre-         -           -  (425,321)            -    425,321            -            -                 -
  Spin-off Retained
  Earnings
 Unearned Compensation            -           -         -             -          -     (661,803)    (661,803)                -
 Amortization of
 Unearned Compensation            -           -         -             -          -      297,486      297,486                 -
                         ----------     -------  --------      --------   --------    ---------    ----------     ------------

Balance,
 December 31, 2000       18,534,448    $185,344  $192,354      $      -  $(376,212)   $(689,685)   $(688,199)      $(1,127,873)
                         ----------     -------  --------      --------   --------    ---------    ----------     ------------
                         ----------     -------  --------      --------   --------    ---------    ----------     ------------

The accompanying notes to financial statements are an integral part of these statements.

VIDEOPROPULSION, INC.
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                              2000           1999
                                              ----           ----
Cash Flows from Operating Activities:
 Net Loss                                $(691,252)      $(48,180)
 Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in)
  Operating Activities-
   Depreciation                              1,683              -
   Amortization of Unearned                297,486        128,538
   Compensation
   Unearned Compensation                  (661,803)      (192,750)
   Change in Assets and Liabilities-
     Accounts Receivable                       495         (1,000)
     Inventories                           (70,471)       (25,284)
     Prepaid Expenses                       (6,167)             -
     Accounts Payable                       63,051              -
     Accrued Liabilities                    65,126         (7,474)
                                         ----------      ---------

      Total Adjustments                   (310,600)       (97,970)
                                         ----------      ---------

      Net Cash Used in Operating        (1,001,852)      (146,150)
                                         ----------      ---------
       Activities

Cash Flows from Investing Activities:

 Purchase of Fixed Assets                  (12,511)             -

Cash Flows from Financing Activities:
 Proceeds from Note Payable from           180,000              -
  Shareholder
 Capital Contribution from Parent          304,487        146,097
 Increase (Decrease) in Funding from       533,893              -
  Related Party
 Issuance of Common Stock                        -         10,000
                                         ----------      ---------

      Net Cash Provided by Financing      1,018,380       156,097
                                         ----------      ---------
       Activities

Net Increase in Cash                         4,017          9,947

Cash, Beginning of Year                      9,947              -

Cash, End of Year                          $13,964         $9,947

Supplemental Cash Flow Information:
 Interest Paid                              $2,186         $   -
                                         ----------      ---------
                                         ----------      ---------

The accompanying notes to financial statements are an integral part of these statements.

VIDEOPROPULSION, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements
December 31, 2000 and 1999

(1)  Description of the Company-
     ---------------------------

     In October 1999, VideoPropulsion, Inc. (the "Company" or "VPI"), a development stage company, became a Wisconsin corporation and a wholly owned subsidiary of GENROCO, Inc. ("GENROCO" or "Parent"). Prior to October 1999, VPI was operated as the digital video division of GENROCO. The Company designs and sells a range of Digital Video Broadcast (DVB) products which are being utilized in a wide variety of applications that allow consumers to use their TV sets for interactive services including e-mail, home shopping, web browsing, video-on demand, IP telephony, and other functions. DVB is the digital standard that has been successfully deployed throughout Europe, Asia, the Pacific and Latin America and is rapidly becoming accepted in North America.

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

(2)  Development Stage-
     ------------------

     The Company continues to generate negative cash flows from operations. Current forecasts indicate that the Company may be unable to fund current plans beyond the second quarter of fiscal 2001 unless it is able to raise additional capital. The Company currently owes $533,893 to GENROCO for interim operational funding and reimbursement to GENROCO for compensation expense relating to GENROCO stock purchase plans granted to VPI employees.

     The Company has $180,000 outstanding at December 31, 2000, due on demand to a shareholder.

     The Company is considered a development stage company. A market for the Company's products may not develop. The Company's growth will be limited if DVB technology and solutions do not become widely accepted. The Company's development efforts are focused on the DVB market, which has only begun to develop and is rapidly evolving.

     The Company believes that the combination of current existing cash and the Company's ability to obtain additional long-term indebtedness is not adequate to finance the Company's operations for the current activities and foreseeable future. As a result, the Company does not have adequate cash to meet current obligations and is currently delinquent in payments to its vendors. Management is currently seeking to raise additional capital either through a private placement or an offering of VPI stock. To date, no additional capital has been raised.

     If the Company is not successful in raising additional capital, the Company will not be able to continue its current operations and there is substantial doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in raising such capital at all or on terms commercially acceptable to the Company or shareholders.

     If the Company is not successful in raising additional capital, the Company will not be able to continue its current operations and there is substantial doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in raising such capital at all or on terms commercially acceptable to the Company or shareholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  Summary of Significant Accounting Policies-
     -------------------------------------------

    (a)  Basis for Presentation-
         -----------------------

          Certain items have been incorporated into the preparation of these December 31, 1999 financial statements to reflect the Company as a stand-alone entity. The financial information included herein may not necessarily reflect the financial position and results of operations for the Company if the Company would have been a separate, stand-alone entity during the periods presented. The results for the period ending December 31, 2000, are entirely on a stand-alone basis.

    (b)  Revenue Recognition-
         --------------------

          Revenue from product sales is recognized when the products are shipped and customer acceptance is achieved.

          The Company had five customers that individually accounted for 14.1%, 12.8%, 12.7%, 12.0% and 10.6% of net sales in 2000. The Company had four customers that individually accounted 24.2%, 24.0%, 15.5% and 12.0% of net sales in 1999.

          Exports accounted for approximately 52.8% and 39.5% of the Company's net sales for 2000 and 1999, respectively.

    (c)  Inventories-
         ------------

          Inventories are stated at the lower of average cost, determined using the first-in, first-out method, or market. Inventories consist of:

                                                   December 31,
                                                 ----------------
                                                 2000        1999
                                                 ----        ----

          Raw Materials and Work-in-Process   $54,503     $38,350
          Finished Goods                       77,674      23,356
                                             --------     -------

                                             $132,177     $61,706
                                             --------     -------
                                             --------     -------

    (d)  Property, Plant and Equipment-
         ------------------------------

          Additions to property, plant and equipment are recorded at cost. Repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company's fixed assets consist entirely of testing and marketing equipment and are depreciated over an estimated useful life of five years. Depreciation expense for the years ending December 31, 2000 and 1999, was approximately $1,700 and $0, respectively.

    (e)  Research and Development Costs-
         -------------------------------

          Research and development costs are expensed as incurred and are presented as a separate component of the income statement.

    (f)  Operating Expenses-
         -------------------

          The Company subcontracts a majority of its production activities, including the manufacture and assembly of certain products, from GENROCO (see Note 13).

          During 1999, certain operating expenses were allocated based on the percentage of hours spent on the digital video division at GENROCO compared to total hours of employees each year multiplied by GENROCO's total operating expenses. Management estimates if the Company had been on a stand-alone basis during 1999, operating expenses would have been substantially identical to the allocated expenses included in the financial statements. Operating expenses during 2000 are actual costs incurred as a separate entity.

    (g)  Use of Estimates-
         -----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (h)  Net Income Per Common Share-
         ----------------------------

          The Company accounts for earnings per share according to provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" for purposes of calculating earnings per share.

          Basic earnings per share is computed assuming that the number of VPI shares outstanding was 18,534,448 for 2000 and 1999. The company does not have common stock equivalents and therefore diluted earnings per share equals basic earnings per share.

(4)  Income Taxes-
     -------------

     The Company accounts for income taxes according to provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." For 1999, the Company is included in the consolidated federal income tax returns of GENROCO. Income tax benefits and liabilities are based on the Company's activity on a stand-alone basis.

     The Company and GENROCO entered into an agreement effective January 1, 2000 under which GENROCO will be responsible for substantially all United States federal, state and local income taxes for periods prior to the date of spin-off. The Company will be responsible for all taxes applicable to periods after the spin-off and amounts exceeding certain thresholds resulting from tax audit adjustments for periods prior to spin-off. Management believes there are no tax liabilities over these thresholds.

     Net operating losses generated prior to the date of distribution will remain with GENROCO. The Company has therefore recorded a full valuation allowance against the tax benefits.

     Components of the deferred income taxes are as follows:


                                                    December 31,
                                                 ------------------
                                                 2000          1999
                                                 ----          ----
     Current Deferred Tax Assets:
     Inventory Reserves                         $6,456       $2,418
     Accrued Employee Costs                      1,428        1,151
                                              --------      --------

     Total Current Deferred Tax Assets           7,884        3,569

     Current Valuation Allowance                (7,884)      (3,569)

     Net Current Deferred Taxes               $      -      $    -
                                              --------      --------
                                              --------      --------

     Noncurrent Deferred Tax Assets:
     Operating Loss Carryforwards             $254,685      $117,440
                                              --------      --------

     Total Net Noncurrent Deferred Tax         254,685       117,440
      Assets

     Noncurrent Valuation Allowance           (254,685)     (117,440)
                                              --------      --------

     Net Noncurrent Deferred Taxes            $      -      $      -
                                              --------      --------

     A summary of the Company's effective tax rates is as follows:

                                                    December 31,
                                                 ------------------
                                                 2000          1999
                                                 ----          ----

     Federal Tax at Statutory Rate           $(246,183)     $(16,381)
     State Taxes, Net of Federal Benefit       (36,696)       (2,505)
     Valuation Allowance                       282,879        18,886
                                              --------      --------

          Total Provision                    $       -      $      -
                                              --------      --------
                                              --------      --------

(5)  Lease Commitments-
     ------------------

     The Company leases its operating facility located in Slinger, Wisconsin, under an agreement expiring December 31, 2001 with the Parent. The Company has options from the Parent to renew the lease agreement. Total rent expense was approximately $30,000 and $22,800 in 2000 and 1999, respectively.

     As of December 31, 2000, the approximate future minimum lease payments under operating leases are as follows:

     Year                   Amount
     ----                   ------

     2001                 $30,000
     2002 and Thereafter        -

(6)  Employee Benefit Plans-
     -----------------------

     GENROCO has an Employee Stock Ownership Plan and Trust (the "Plan"), covering substantially all domestic employees. Employees of VPI are participants in the Plan. GENROCO's contribution to the Plan is discretionary and is determined annually by the Board of Directors of the Parent. VPI is charged a portion of this contribution relating to the VPI employees participating. Expense recorded by VPI under the Plan was approximately $0 and $9,504 in 2000 and 1999, respectively. The Plan owned 11% of the shares outstanding of VPI stock as of December 31, 2000.

     In order to recruit and retain personnel, GENROCO offered its employees stock in GENROCO. Stock was granted to a participating employee in exchange for a three-year note from the employee. To the extent the employee remained employed at GENROCO, the note is forgiven over the three-year period. New notes for GENROCO stock, totalling $661,803, were issued to VPI employees in 2000. These notes were assumed by VPI for employees that were transferred from GENROCO to VPI. These amounts were recorded as unearned compensation in equity and are amortized on a straight-line basis as compensation expense over the life of the notes. Expense recorded by VPI under the Agreement as a reimbursement to GENROCO was $297,486 and $128,538 for 2000 and 1999. VPI records the compensation expense over the term of the original note with GENROCO and reimburses GENROCO for the compensation expense, associated with the VPI employees. The amounts due to GENROCO are included in the Due to Related Party line item on the Balance Sheet. The remaining balance due on these notes was $689,685 at December 31, 2000 of which $533,893 remained unpaid to GENROCO. Amounts owed to GENROCO during the year ending December 31, 1999 were forgiven by the Parent (see Note 8).

     An Employee Benefits and Compensation Agreement governs the rights and obligations of GENROCO, Inc. and VPI with respect to various matters and obligations concerning employee benefits for the former GENROCO, Inc. employees who became employees of VPI as of January 1, 2000. The Benefits Agreement covers VPI's assumption of certain compensation and benefits obligations relative to VPI's employees. Pursuant to the Benefits Agreement, VPI will assume responsibility for certain benefits previously offered by GENROCO, Inc. to its employees prior to the spin-off who became employed by VPI and will receive funds from GENROCO, Inc. for disbursement to such employees for compensation and certain employee benefits earned prior to the spin-off. No benefit obligation is outstanding as of December 31, 2000.

(7)  Stockholders' (Deficit) Investment-
     -----------------------------------

     Effective October 4, 1999, common stock authorized was 9,000 shares. Prior to October 4, 1999, the Company was operated as a division of the Parent and no stock was authorized. As of December 31, 1999, 1,000 shares were issued and outstanding and owned entirely by GENROCO. In 2000, prior to the spin-off, authorized shares were increased to 24,900,000 shares.

     GENROCO executed the spin-off of VPI on July 10, 2000 by issuing one new share of VPI stock for each share of GENROCO stock held by GENROCO shareholders of records, as of June 30, 2000.

     In July 2000, VPI declared a four for one stock split as of July 3, 2000, with a distribution date of July 13, 2000. As a result, shareholders received 13,900,836 new shares to bring the total outstanding amount to 18,534,448. All share amounts have been restated to reflect the impact of the stock split.

(8)  Related Party Funding-
     ----------------------

     The Company's financing requirements have historically been funded almost entirely by GENROCO. During 1999 amounts previously classified as due to related party were forgiven and reflected as capital contributions from GENROCO. For the years ending December 31, 1999, the amount due to GENROCO, which was converted to capital contributions, was $146,097.

     During 1999, GENROCO paid all trade payables on behalf of VPI and reflected the amount due with an intercompany loan. Effective January 1, 2000, the Company's operating expenses ceased being funded in this manner and GENROCO required the Company to fund trade payables through operating income and other financing resources. Additional funding arrangements have been made between the Company and GENROCO, which are outlined in Note 2.

(9)  Administrative Services Agreement-
     ----------------------------------

     As of January 1, 2000, the Company and the Parent entered into an Interim Administrative Services Agreement. This agreement governs the administrative and manufacturing services that the Parent will continue to provide to the company on an interim basis. In general, the Parent will provide certain financial, human resource and information system services (including use of the hardware and furniture and fixtures associated with these services). Under the terms of the agreement, the Company will compensate the parent at negotiated fees which, the Company believes, would be comparable to rates the Company could have achieved through arms-length negotiations. Management does not believe this agreement will result in expenses materially different from the amount allocated in these carved-out financial statements. During 2000, the Company paid approximately $60,000 in management fees to GENROCO.

(10) Commitments and Contingencies-
     ------------------------------

     As of January 1, 2000, the Company and the Parent entered into a General Assignment and Assumption Agreement. Pursuant to the General Assignment and Assumption Agreement regarding Litigation, Claims and other Liabilities, in general VPI assumed and agreed to indemnify GENROCO, Inc. and acquire substantially all the liabilities, litigation and claims arising out of the digital video business including all environmental liabilities. GENROCO, Inc. retained and indemnified VPI against substantially all liabilities, litigation and claims arising out of its storage area networking business and other items not transferred to VPI. The indemnification obligations does not entitle the indemnified party to recover to the extent that such liabilities are covered by proceeds received from a third party insurer. In circumstances in which the potential inability of GENROCO, Inc. and VPI is joint, the parties will share responsibility for such liability on a mutually agreed basis consistent with the principles established in the Agreement. As of December 31, 2000, there were no outstanding commitments or contingencies governed by this agreement.

(11) Transitional Trademark Use and License Agreement-
     -------------------------------------------------

     As of January 1, 2000, the Company and the Parent entered into a Transitional Trademark Use and License Agreement. Pursuant to the Transitional Trademark Use and License Agreement, GENROCO, Inc. granted to VPI certain rights to continue to use, for a limited period of time and under certain defined circumstances, certain GENROCO, Inc. trademarks already inscribed upon VPI's existing inventory of labels, promotional materials, product materials and other materials relating to VPI's existing inventory of products. Also, GENROCO, Inc. has granted VPI a royalty free, nontransferable, nonexclusive license to use certain GENROCO, Inc. trademarks and certain products.

(12) Insurance Matters-
     ------------------

     As of January 1, 2000, the Company and the Parent entered into an Insurance Matters Agreement. The Insurance Matters Agreement governs the rights and obligations of GENROCO, Inc. and VPI with respect to various pre-existing contracts insuring GENROCO, Inc. and covering risks associated with, or arising out of, the digital video business. The types of policies covered by the insurance Agreement include, without limitation, automobile liability, comprehensive and general liability. This agreement also established certain procedures for dealing with pending litigation, new litigation and the resolution of disputes between the parties concerning the Insurance Agreement.

(13) Related Party Transaction-
     --------------------------

     The Company subcontracts the manufacture and assembly of its products to GENROCO. The Company paid $98,070 to GENROCO during 2000 for these services.

     The Company receives a management fee for the President of VPI to continue to support and manage the customer relationship with certain GENROCO customers. VPI receives a fifteen percent commission on GENROCO's sales to these specified customers. VPI received $72,772 and $0 in commission revenue during 2000 and 1999, respectively. The commission revenue is reflected as a component of net sales.

     The Company received a loan from a shareholder for $180,000 in December 2000. The note is currently due on demand and bears no interest. Subsequent to year end, the Company received an additional note for $300,000 from the same shareholder. The second note is also due on demand and bears no interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not applicable.


                                    PART III
ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The following is a listing of all directors and executive officers of the Company. An officer remains in office until he or she resigns, dies or a different person is appointed to the office. Directors shall hold office until the next annual shareholders' meeting and until the director's successor has been elected or until his or her resignation, death or removal.

  NAME                  AGE       POSITION
  ----                  ----      --------

  Carl A. Pick          52        Chairman and Director

  Keith Brue            62        Former Secretary Treasurer, Director
  (Deceased)

  Barbara Pick          49        President, CEO, Director

  Chris Good            49        Executive VP, Chief Tech Officer,
                                  Director

  Bob Hildreth          43        VP of Market Development (20
                                  Hours/week)

CARL A. PICK - Chairman, and Director. He is responsible for corporate development, marketing strategy, and overall corporate management of the Company. Mr. Pick graduated from Yale University in 1971 with a Bachelor's degree in Computer Engineering. He received a Master's degree in Computer Science from Yale in 1974. He, along with Barbara Pick, his wife, founded General Robotics Corporation ("GRC") in August 1974 and reorganized GRC into GENROCO, Inc. in 1987. Mr. Pick is married to Barbara R. Pick. Mr. Pick is the Chairman the High Speed Networking Forum.

KEITH BRUE (Deceased)

BARBARA PICK - Chief Executive Officer and President of VideoPropulsion, Inc. since incorporation on October 1, 1999. Director of GENROCO, Inc. She also served as a Vice President of Sales for GENROCO since incorporation in 1974 to September 30, 1999 and DVB Product manager for DVB and President of GENROCO from 1997 to September 30, 1999. Ms. Pick is married to Carl A. Pick.

CHRIS  GOOD  -  Executive  Vice  President   and  Chief  Technical  Officer   of
VideoPropulsion, Inc. since incorporation on October 1, 1999. Director of GENROCO. He graduated with an honors degree in Mathematics and Physics from King's College, University of London in 1971. He was formerly with ITT, then Compaq Computer Corporation, UK. He also served as Executive Vice President and Chief Technical Officer of GENROCO, Inc. from 1987 to September 30, 1999.

BOB HILDRETH - Vice President of Market Development. Mr. Hildreth graduated from the University of California San Diego in 1982 with a bachelor's degree in Chemistry. He has held engineering positions with Priam Corp., Cipher Data Products, and prior to joining VideoPropulsion, held a lead program and marketing position for the windows media group at Microsoft Corporation.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to executives for services rendered during 2000

                                             All Other
                                             Compensation
   Name and Principal Position   Salary ($)   ($)(1)<F1>

   ---------------------------   ----------  ------------

   Barbara Pick, President          $44,655      $5,138
   and CEO

(1)<F1> These amounts are related to the value of health and life insurance premiums paid by the Company on behalf of the employee.

DIRECTORS' COMPENSATION

The Company pays director fees to each of its four directors. Directors compensation varies each year, and by individual based on performance of the Company and at the discretion of the board. The following table illustrates the total amount of director fees paid to each director for 2000. No director fees were paid in 1999 and 1998 on behalf of VideoPropulsion.

                             2000
                             ----

Carl Pick                   $    -
Barbara Pick                12,045
Chris Good                     530
Keith Brue                     500

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                              At December 31, 2000
                                    ----------------------------------------
                                                                    % of
                                    Position With   Number of    Outstanding
Name of Beneficial Owner (1)<F2>    The Company       Shares        Shares
--------------------------------    -------------   ---------    -----------

Carl A. Pick (Husband of Barbara)   Director
                                    Chairman        4,119,340       22.2%

Barbara R. Pick (Wife of Carl)      CEO, President  4,038,546       21.8%
                                    Director

Chris Good                          Exec VP, Chief  1,262,862         6.8%
                                    Tech Officer,
                                    and Director

Keith E. Brue (Deceased)            Former            829,688         4.5%
                                    Director,
                                    Secretary and
                                    Treasurer

All  Directors  and  Officers  as  a
Group (4 persons) (3)<F4>                          10,250,436       55.3%

GENROCO ESOP  (2)<F3>                               2,039,512         11%

(1)<F2>The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days.

(2)<F3>The GENROCO ESOP owns 2,039,512 shares of VideoPropulsion stock,  663,336
      of  which  are  included  in  the  amounts  attributed  to  Officers   and
      Directors.

(3)<F4>


Section 16 (a) Beneficial Ownership Reporting Compliance

    Under the securities laws of the Unites States, the Company's directors, its executive officers, and any persons holding more than 10% of the company's common Stock are required to report their initial ownership of the Company's common Stock and any subsequent changes in that ownership to the Securities and exchange commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the fiscal year ended December 31, 2000 and to the date of this report. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the commission.

    Meetings and Committees

    The Board of Directors of the Company held a total of four meetings during the fiscal year ended December 31, 2000. During fiscal year ended December 31, 2000, no director attended fewer that 75% of the aggregate of all meeting of the Board. The Company has no standing nominating or audit or compensation committee.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In order to effect the spin-off of VideoPropulsion, Inc. (previously a wholly-owned subsidiary), GENROCO, Inc. and VideoPropulsion, Inc. entered into a series of agreements designed to allow the two businesses to operate on an arms-length basis in the future. These include, but are not limited to:

o Facilities Lease Agreement
o Transitional Trademark Use and License Agreement
o Interim Administrative Services Agreement
o Confidentiality and Non Disclosure Agreement

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VIDEOPROPULSION, INC.
 (Registrant)

Name                      Title                               Date
----                      -----                               ----

/s/ Barbara R. Pick
--------------------
Barbara R. Pick           Director, President and CEO         April 16, 2001
                          (principal executive officer)

/s/ Carl A. Pick
--------------------
Carl A. Pick              Director, Chairman                  April 16, 2001
                          (principal financial officer)

/s/ Brad Powers
--------------------
Brad Powers               Interim Chief Financial             April 16, 2001
                          Officer
                          (principal financial officer)

/s/ Chris Good
---------------------
Chris Good                Director, Chief Technology          April 16, 2001
                          Officer

DATE:  April 16, 2001