Form 10QSB
period 2001-03-31
VIDEOPROPULSION INC
filed 2001-05-15
CIK 1107683

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended             March 31, 2001
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

                18,344,048  Shares, Common Stock, $.01 Par Value
------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                             VIDEOPROPULSION, INC.

                                  FORM 10-QSB

                        For Quarter Ended March 31, 2001

                                     INDEX

                                                                      Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Condensed Balance Sheets  . . . . . . . . . . .        3 - 4
                Statements of Operations  . . . . . . . . . . .        5
                Condensed Statements of Cash Flows  . . . . . .        6 - 7
                Notes to Unaudited Financial Statements   . . .        8 - 9

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . .       10 - 13

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities . . . . . . . . . . . . . .        14

     Signature. . . . . . . . . . . . . . . . . . . . . . . . .        14

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             VIDEOPROPULSION, INC.
                            CONDENSED BALANCE SHEETS

                                ASSETS         (Unaudited)       (Audited)
                                                ----------       ----------
                                                 March 31,      December 31,
                                                    2001            2000
                                                ----------       ----------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . .    $   6,557        $  13,964
  Accounts Receivable  . . . . . . . . . . .       24,562           11,495
  Advances to Employees  . . . . . . . . . .       12,966                -
  Inventories. . . . . . . . . . . . . . . .      121,893          132,177
  Prepaid Expenses . . . . . . . . . . . . .       10,310            6,167
                                                ---------        ---------
     Total Current Assets. . . . . . . . . .      176,288          163,803

PROPERTY AND EQUIPMENT, at cost
  Machinery and Equipment  . . . . . . . . .       17,526           12,511
  Less - Accumulated Depreciation. . . . . .       (2,560)          (1,683)
                                                ---------        ---------
     Net Property, Plant and Equipment . . .       14,966           10,828
                                                ---------        ---------
     Total Assets. . . . . . . . . . . . . .    $ 191,254        $ 174,631
                                                ---------        ---------
                                                ---------        ---------

                             VIDEOPROPULSION, INC.
                            CONDENSED BALANCE SHEETS

                                                 (Unaudited)        (Audited)
                                                 -----------       -----------
                                                  March 31,        December 31,
                                                     2001             2000
                                                 -----------       -----------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts Payable - Trade . . . . . . . . . .    $  77,695        $  63,051
  Accounts Payable - GENROCO, Inc. . . . . . .      221,882          188,532
  Accrued Payroll and Payroll Taxes  . . . . .       15,758           29,094
  Other Accrued Liabilities  . . . . . . . . .       79,697           56,792
  Due to Related Party . . . . . . . . . . . .      479,325          180,000
                                                  ---------        ---------
        Total current liabilities. . . . . . .      874,357          517,469

  Due to Related Party . . . . . . . . . . . .       91,899          345,361
                                                  ---------        ---------
        Total liabilities. . . . . . . . . . .      995,296          862,830

 SHAREHOLDERS' INVESTMENT:
  Common Stock, $.01 par value, 24,900,000 shares
     authorized, 18,344,048 issued and outstanding
     on March 31, 2001 and 18,534,448 issued and
     outstanding on December 31, 2000. . . . .      183,440          185,344
  Additional paid-in capital . . . . . . . . .      194,258          192,354
  Unearned Compensation . . . . .. . . . . . .     (566,405)        (689,685)
  Retained Deficit . . . . . . . . . . . . . .     (586,295)        (376,212)
                                                  ---------        ---------
     Total shareholders' investment. . . . . .     (775,002)        (688,199)
                                                  ---------        ---------
     Total liabilities and
       shareholders' investment. . . . . . . .    $ 191,254        $ 174,631
                                                  ---------        ---------
                                                  ---------        ---------

See accompanying notes.

                               VIDEOPROPULSION, INC.
                             STATEMENTS OF OPERATIONS

                                                              (Unaudited)
                                                         ----------------------
                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
     NET SALES . . . . . . . . . . . . . . . . . . .    $  63,669     $ 124,075

     COST OF GOODS SOLD. . . . . . . . . . . . . . .       19,948        33,389
                                                        ---------     ---------
        Gross Profit . . . . . . . . . . . . . . . .       43,721        90,686

    OPERATING EXPENSES:
        Engineering. . . . . . . . . . . . . . . . .      129,853        94,197
        Selling and Administrative . . . . . . . . .      122,656       195,146
                                                        ---------     ---------
                                                          252,509       289,343
                                                        ---------     ---------
     Loss from Operations. . . . . . . . . . . . . .     (208,788)     (198,657)

       Interest Expense. . . . . . . . . . . . . . .          100         3,698
       Interest Income . . . . . . . . . . . . . . .          100             -
       Other Non-Operating Expenses. . . . . . . . .        1,295         3,974
                                                        ---------     ---------
     LOSS BEFORE TAXES . . . . . . . . . . . . . . .     (210,083)     (206,329)

       Benefit (Provision)-Income Taxes. . . . . . .            -             -
                                                        ---------     ---------

     NET LOSS. . . . . . . . . . . . . . . . . . . .    $(210,083)    $(206,329)
                                                        ---------     ---------
                                                        ---------     ---------
     BASIC AND FULLY DILUTED
        LOSS PER SHARE . . . . . . . . . . . . . . .    $    (.01)    $  (51.58)
                                                        ---------     ---------
                                                        ---------     ---------
     Average number of
      shares outstanding . . . . . . . . . . . . . .   18,532,332         4,000
                                                       ----------     ---------
                                                       ----------     ---------
     Average number of
      shares - Assuming dilution . . . . . . . . . .   18,532,332         4,000
                                                       ----------     ---------
                                                       ----------      ---------

See accompanying notes.

                               VIDEOPROPULSION, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                   ----------------------------
                                                   Three Months Ended March 31,
                                                      2001              2000
                                                    --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations . . . . . .  $(210,083)        $(206,329)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation, amortization and
       deferred income taxes. . . . . . . . . . .        877                 -
     Compensation expense due to forgiveness of
       notes receivable related to sale of
       GENROCO stock to employees . . . . . . . .     94,242                 -
  Change in assets and liabilities:
       Current assets, other than cash  . . . . .    (19,892)          (79,381)
       Current liabilities, other
         than notes payable . . . . . . . . . . .     23,538           179,793
                                                   ---------         ---------
           Net cash used in operating activities.   (111,318)         (105,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
dditions to property, plant and equipment,
 net of retirements . . . . . . . . . . . . . . .     (5,015)                -
                                                   ---------         ---------
 Net cash used in investing activities. . . . . .     (5,015)                -

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds From Note Payable From Shareholder . .    300,000                 -
  Capital Contribution From Parent. . . . . . . .          -           200,000
  (Decrease) Increase in Funding
     From Related Party . . . . . . . . . . . . .   (191,074)                -
                                                   ---------         ---------
     Net cash generated by financing activities .    108,926           200,000
                                                   ---------         ---------
  Net (decrease) increase in cash
     and cash equivalents . . . . . . . . . . . .     (7,407)           94,083
  Cash and cash equivalents at
     beginning of period  . . . . . . . . . . . .     13,964             9,947
                                                   ---------         ---------
  Cash and cash equivalents at end of period  . .  $   6,557         $ 104,030
                                                   ---------         ---------
                                                   ---------         ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                            (Unaudited)
                                                             March 31,
                                                       ---------------------
                                                         2001         2000
                                                       --------     --------
Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . .      $  100       $    -
                                                        ------       ------
                                                        ------       ------

     Income taxes. . . . . . . . . . . . . . . . .      $    -       $    -
                                                        ------       ------
                                                        ------       ------

See accompanying notes.

                             VIDEOPROPULSION, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2001

1.  BASIS OF PRESENTATION

The condensed financial statements of VideoPropulsion, Inc. ("VDOP") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

The historical share data in this report has been adjusted to reflect the effect of the 4-for-1 stock split on July 3, 2000.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, and as such, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the quarter ended March 31, 2001 may not be indicative of the results for the entire year. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the Company's year ended December 31, 2000.

2. GOING CONCERN

The Company continues to generate negative cash flows from operations. Current forecasts indicate that the Company may be unable to fund current plans beyond the second quarter of fiscal 2001 unless it is able to raise additional capital. The Company currently owes $313,781 to GENROCO for interim operational funding and reimbursement to GENROCO for compensation expense relating to GENROCO stock purchase plans granted to VDOP employees. There can be no assurances that GENROCO or existing shareholders will continue to fund or have the resources to fund the Company's operations in this manner.

The Company has $479,325 outstanding at March 31, 2001, due on demand to a related party, director and shareholder.

The Company is considered a development stage company. A market for the Company's products may not develop. The Company's growth will be limited if DVB technology and solutions do not become widely accepted. The Company's development efforts are focused on the DVB market, which has only begun to develop and is rapidly evolving.

The Company believes that the combination of current existing cash and the Company's ability to obtain additional long-term indebtedness is not adequate to finance the Company's operations for the current activities and foreseeable future. As a result, the Company does not have adequate cash to meet current obligations and is currently delinquent in payments to its vendors and service providers. Management is currently seeking to raise additional capital either through a private placement or an offering of VDOP stock. To date, no additional capital has been raised and in light of economic conditions will be difficult.

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

3.  INVENTORIES

Cost of the Company's inventory is  determined using the average cost  first-in,
first-out (FIFO) inventory  valuation method.   The  distribution between  major
classes of inventories is as follows:

                                               (Unaudited)        (Audited)
                                              March 31, 2001   December 31,2000
                                              --------------   ----------------
       Raw Materials and Work-in-Process .       $ 30,094          $ 54,503
       Finished Goods. . . . . . . . . . .         91,799            77,674
                                                 --------          --------
                                                 $121,893          $132,177
                                                 --------          --------
                                                 --------          --------

4.  DISTRIBUTION OF SUBSIDIARY

In August of 1999, the board of directors of GENROCO, Inc. (VDOP's former parent corporation) began contemplating the spin-off and distribution of the Company's Digital Video Broadcast (DVB) business as a separate company to be named VideoPropulsion, Inc. The Company executed the distribution on July 10, 2000 by issuing one new share of VideoPropulsion Inc. stock, for each share of Company stock held by GENROCO shareholders of record, as of the close of business on June 30, 2000.

Complete  details   are  available   in  the   amended  SEC   Form  10SB/A   for
VideoPropulsion Inc., which was filed with the SEC on June 19, 2000 and mailed to each shareholder, as an information statement, on June 20, 2000.

For additional information, see GENROCO Inc.'s SEC Form 10-QSB for the six months ended June 30, 2000, as filed with the SEC on August 14, 2000.

5.SHAREHOLDERS' EQUITY

In July 2000, VideoPropulsion declared a 4-for-1 stock split as of July 3, 2000 with a distribution date of July 13, 2000. As a result, shareholders of record as of July 3, 2000 received 13,900,836 new shares to bring the total outstanding amount to 18,534,448.

In March 2001, the Company acquired treasury shares of 190,400 common shares of VDOP. The treasury shares were immediately cancelled.

6. SUBSEQUENT EVENTS

The Company is currently in preliminary negotiations with GENROCO regarding the potential merger of the two entities. To date no written documents have been drafted but management believes it better to merge with GENROCO and have combined companies, each with immediate cash needs, strive to raise capital. The Board has not yet met to address the possible merger or reviewed any documents, but is in preliminary discussions. There can be no assurances that the impact of this on VDOP will be sufficient to maintain operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS
---------------------

Net sales for the Company for the three months ended March 31, 2001 ("2001"), were $63,669 compared to $124,075 for the three months ended March 31, 2000 ("2000"). The decrease is a refection of the overall sluggishness in the electronic industry during the past twelve months. The Company continues to rely on an existing customer base, most of whom are engaged in their own unique product evaluation and development programs for new products that they intend to sell into the digital video market. By placing its hardware and software products with key players in the emerging digital video industry, management believes the Company will seek to obtain significant future sales opportunities as this technology becomes mainstream in the market place.

Cost of goods sold for the three months ended March 31, 2001 was $19,948, compared to $33,389 for the three months ended March 31, 2000. This expense, which was comprised of parts and labor associated with production and testing of circuit boards shipped to customers, decreased as sales decreased.

Gross profit for the three months ended March 31, 2001 was $43,721 compared to $90,686 for the three months ended March 31, 2000. This decrease is directly related to the reduction in sales.

The resulting gross margin percentages were 68.7% and 73.1% for the three months ended March 31, 2001 and March 31, 2000, respectively. These gross margin percentages may not be indicative of future performance as anticipated price reductions due to increased competition and volume discount pricing may effect future gross margin percentages.

Research and development expenses for the three months ended March 31, 2001 were $129,853 compared to $94,197 for the three months ended March 31, 2000, or 204.0% and 75.9% of net sales for 2001 and 2000 respectively. The increases are primarily associated with new product development and additional personnel costs. As of March 31, 2001, the Company had eight employees, five of whom were involved with the Company's engineering effort.

Selling, marketing, customer service and general and administrative expenses for the three months ended March 31, 2001 were $122,656 compared to $195,146 for the three months ended March 31, 2000 or 192.6% and 157.3% of net sales for 2001 and 2000, respectively. The decrease is primarily associated with reduced payroll costs in an effort to reduce operating costs.Loss from operations for the three months ended March 31, 2001 was $208,788 compared to a loss of $198,657 for the three months ended March 31, 2000.

Net loss for the three months ended March 31, 2001 was $210,083 compared to a loss of $206,329 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at March 31, 2001 was $6,557, a decrease from $13,964 at December 31, 2000. The Company received interim funding from Carl Pick, a director and shareholder, for $300,000 in February 2001.

During the three months ended March 31, 2001, net cash used in operating activities was $111,318 versus $105,917 net cash used by operations for the three months ended March 31, 2000.

Cash flows used in investing activities for the three months ended March 31, 2001 was $5,015 relating to the acquisition of computer equipment versus zero for the three months ended March 31, 2000.

Cash flows from financing activities for the three months ended March 31, 2001 were $108,926 from loans from shareholders and interim funding from GENROCO, versus $200,000 of capital contributions for the three months ended March 31, 2000.

Stockholders' equity decreased by $86,803 to $(775,002) at March 31, 2001 from $(688,199) at December 31, 2000.

The Company's ratio of current assets to current liabilities (current ratio) was
 .20 to 1 at March 31, 2001 versus .32 to 1 at December 31, 2000. The Company has been unable to remain current with short-term obligations due to cash flow
constraints.   The Company  has relied  solely on  funding made  available  from
GENROCO or  existing  shareholders.   The  Company  received a  demand  loan  of
$300,000 from a shareholder in February 2001 to cover short-term operational funding. There can be no assurances that GENROCO or existing shareholders will continue to fund or have the resources to fund the Company's operations in this manner.

The Company continues to generate negative cash flows from operations. Current forecasts indicate that the Company may be unable to fund current plans beyond the second quarter of fiscal 2001 unless it is able to raise additional capital. The Company currently owes $313,781 to GENROCO for interim operational funding and reimbursement to GENROCO for compensation expense relating to GENROCO stock purchase plans granted to VDOP employees. The Company has $479,325 outstanding at March 31, 2001, due on demand to a shareholder and director.

The Company is considered a development stage company. A market for the Company's products may not develop. The Company's growth will be limited if Digital Video Broadcast ("DVB") technology and solutions do not become widely accepted. The Company's development efforts are focused on the DVB market, which has only begun to develop and is rapidly evolving.

The Company believes that the combination of current existing cash and the Company's ability to obtain additional long-term indebtedness is not currently adequate to finance the Company's operations for the current activities and foreseeable future. As a result, the Company does not have adequate cash to meet current obligations and is delinquent in payments to its vendors and service providers. Management is currently seeking to raise additional capital either through a private placement or an offering of VDOP stock. To date, no additional capital has been raised and prospects are difficult in light of the technology industry's downturn in general.

If the Company is not successful in raising additional capital, the Company will not be able to continue its current operations and there is substantial doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in raising such capital at all or on terms commercially acceptable to the Company or the current shareholders.

No events occurred which required the Company to file an SEC Form 8-K.

CAUTIONARY STATEMENT
--------------------

With the exception of historical facts, the statements contained in Item 2. of this Form 10-QSB may be forward looking statements. Statements in the future tense and statements including the words "anticipate," "believe," continue," "estimate," "expect," "goal," "objective," "outlook," and other similar expressions are intended to identify forward looking statements. The forward looking statements in this 10-Q involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause our actual results and performance to differ. These factors are not limited to, but certainly include: 1) cyclical downturns affecting the markets for capital goods; 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt; 3) the success of management in increasing sales and maintaining or improving the operating margins of its businesses; 4) the availability of or material increases in the costs of select raw materials or parts; and 5) actions taken by competitors. Investors are directed to the Company's documents, such as its initial filing on Form 10-SB/A filed with the Securities and Exchange Commission and the annual reports on Form 10-KSB.

                          PART II - OTHER INFORMATION

Item 2 - Change in Securities
         --------------------

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  VIDEOPROPULSION, INC.
                  (Small Business Issuer)


                  /s/ Carl A. Pick
                  ----------------------------------
                  Carl A. Pick
                  Chairman and Director


                  /s/ Barbara R. Pick
                  ----------------------------------
                  Barbara R. Pick
                  CEO and Director


                  /S/ Brad Powers
                  ----------------------------------
                  Brad Powers
                  Financial Manager

DATE:  May 15, 2001