Form 10QSB
period 2001-06-30
VIDEOPROPULSION INC
filed 2001-08-17
CIK 1107683

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Year Ended             June 30, 2001
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

      18,055,368  Shares, Common Stock, $.01 Par Value as of June 30, 2001
------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                             VIDEOPROPULSION, INC.

                                  FORM 10-QSB

                          For Year Ended June 30, 2001

                                     INDEX

                                                                      Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Condensed Balance Sheets . . . . . . . . . . .         3 - 4
                Condensed Statements of Operations . . . . . .         5
                Condensed Statements of Cash Flows . . . . . .         6 - 7
                Notes to Unaudited Financial Statements  . . .         8 - 10

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . .        11 - 14

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Report on Form 8-K  . . . . . . . .        15

     Signature . . . . . . . . . . . . . . . . . . . . . . . .        15

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             VIDEOPROPULSION, INC.
                            CONDENSED BALANCE SHEETS

                                                 (Unaudited)       (Audited)
                                                --------------    ------------
                                                   June 30,       December 31,
                                                     2001             2000
                                                --------------    ------------
ASSETS

CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . .     $  3,949         $ 13,964
  Accounts Receivable  . . . . . . . . . . . .       64,710           11,495
  Advances To Employees. . . . . . . . . . . .       28,966                -
  Inventories. . . . . . . . . . . . . . . . .       76,427          132,177
  Prepaid Expenses . . . . . . . . . . . . . .        4,935            6,167
  Due from GENROCO, Inc. . . . . . . . . . . .            -          155,792
                                                   --------         --------
     Total Current Assets. . . . . . . . . . .      178,987          319,595

PROPERTY AND EQUIPMENT, at cost
  Machinery and Equipment  . . . . . . . . . .       17,526           12,511
  Less - Accumulated Depreciation  . . . . . .       (3,436)          (1,683)
                                                   --------         --------
     Net Property and Equipment  . . . . . . .       14,090           10,828
                                                   --------         --------
     Total Assets. . . . . . . . . . . . . . .     $193,077         $330,423
                                                   --------         --------
                                                   --------         --------

See accompanying notes.

                             VIDEOPROPULSION, INC.
                            CONDENSED BALANCE SHEETS

                                                 (Unaudited)       (Audited)
                                                --------------    ------------
                                                   June 30,       December 31,
                                                     2001             2000
                                                --------------    ------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts Payable - Trade . . . . . . . . . .   $  107,302       $   63,051
  Accrued Payroll and Payroll Taxes  . . . . .       22,185           29,094
  Other Accrued Liabilities  . . . . . . . . .       41,909           56,792
  Due to Shareholders  . . . . . . . . . . . .      673,741          180,000
  Due to GENROCO, Inc.   . . . . . . . . . . .       72,935          344,324
                                                 ----------       ----------
        Total current liabilities. . . . . . .      918,072          673,261

  Due to GENROCO, Inc. . . . . . . . . . . . .        8,727          345,361
                                                 ----------       ----------
        Total liabilities  . . . . . . . . . .      926,799        1,018,622

SHAREHOLDERS' INVESTMENT:
  Common Stock, $.01 par value, 24,900,000 shares
    authorized, 18,055,368 issued and outstanding
    on June 30, 2001 and 18,534,448 issued and
    outstanding on December 31, 2000 . . . . . .    180,554          185,344
  Additional paid-in capital . . . . . . . . . .    297,144          192,354
  Unearned Compensation  . . . . . . . . . . . .    (81,662)        (689,685)
  Retained Deficit . . . . . . . . . . . . . . . (1,129,758)        (376,212)
                                                 ----------       ----------
        Total shareholders' investment . . . . .   (733,722)        (688,199)
                                                 ----------       ----------
        Total liabilities and
          shareholders' investment . . . . . . . $  193,077       $  330,423
                                                 ----------       ----------
                                                 ----------       ----------

See accompanying notes.

                             VIDEOPROPULSION, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                               ---------------------     ---------------------
                                 2001         2000         2001         2000
                               --------     --------     --------     --------
NET SALES . . . . . . . . .   $  101,899   $  246,703   $  165,568   $  370,778

COST OF GOODS SOLD  . . . .       19,380       45,091       39,328       78,480
                              ----------   ----------   ----------   ----------
     Gross Profit . . . . .       82,519      201,612      126,240      292,298

OPERATING EXPENSES:
    Engineering . . . . . .      118,597      121,961      248,450      216,158
    Selling and
    Administrative  . . . .      499,466      187,962      622,122      383,108
                              ----------   ----------   ----------   ----------
                                 618,063      309,923      870,572      599,266
                              ----------   ----------   ----------   ----------
Loss from Operations  . . .     (535,544)    (108,311)    (744,332)    (306,968)

    Interest Expense  . . .        7,265           14        7,365        4,501
    Interest Income . . . .           (5)        (317)        (105)      (1,106)
    Other Non-Operating
      Expenses  . . . . . .          659          704        1,954        4,677
                              ----------   ----------   ----------   ----------
LOSS BEFORE TAXES . . . . .     (543,463)    (108,712)    (753,546)    (315,040)

    Benefit (Provision)-
      Income Taxes  . . . .            -            -            -            -
                              ----------   ----------   ----------   ----------

NET LOSS  . . . . . . . . .   $ (543,463)  $ (108,712)  $ (753,546)  $ (315,040)
                              ----------   ----------   ----------   ----------
                              ----------   ----------   ----------   ----------

BASIC AND FULLY DILUTED
  LOSS PER SHARE  . . . . .   $     (.03)  $     (.01)  $     (.04)  $     (.02)
                              ----------   ----------   ----------   ----------
                              ----------   ----------   ----------   ----------
Average number of
  shares outstanding  . . .   17,670,669   18,534,448   17,670,669   18,544,448
                              ----------   ----------   ----------   ----------
                              ----------   ----------   ----------   ----------
Average number of shares _
  Assuming dilution . . . .   17,670,669   18,543,448   17,670,669   18,544,448
                              ----------   ----------   ----------   ----------
                              ----------   ----------   ----------   ----------

See accompanying notes.

                             VIDEOPROPULSION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
                                                       -------------------------
                                                       Six Months Ended June 30,
                                                          2001           2000
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations . . . . . . .    $(753,546)     $(315,040)
  Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities:
      Depreciation, amortization and
        deferred income taxes . . . . . . . . . . .        1,753            432
      Unearned compensation . . . . . . . . . . . .            -       (109,002)
      Compensation expense due to forgiveness of
        notes receivable related to sale of GENROCO,
          Inc. stock to employees . . . . . . . . .      132,000        109,002
      Reserve for receivable from GENROCO, Inc. . .      409,666              -
Change in assets and liabilities:
    Current assets, other than cash . . . . . . . .      (25,199)       (82,412)
    Current liabilities, other than notes payable .       22,459        225,065
                                                       ---------      ---------
          Net cash used in operating activities . .     (212,867)      (171,955)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment,
      net of retirements. . . . . . . . . . . . . .      (5,015)       (12,511)
                                                      ---------      ---------
       Net cash used in investing activities  . . .      (5,015)       (12,511)
                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in amounts due from/to
      related parties, net  . . . . . . . . . . . .    107,867              -
    Issuance of common shares . . . . . . . . . . .    100,000              -
    Capital contribution from parent. . . . . . . .          -        300,000
                                                     ---------      ---------
        Net cash provided by financing activities .    207,867        300,000
                                                     ---------      ---------
    Net (decrease) increase in cash
      and cash equivalents  . . . . . . . . . . . .    (10,015)       115,534
    Cash and cash equivalents
      at beginning of period  . . . . . . . . . . .     13,964          9,947
                                                     ---------      ---------
    Cash and cash equivalents at end of period  . .  $   3,949      $ 125,481
                                                     ---------      ---------
                                                     ---------      ---------

See accompanying notes.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                            (Unaudited)
                                                              June 30,
                                                      ------------------------
                                                        2001            2000
                                                      --------        --------
Cash paid during year for:
  Interest. . . . . . . . . . . . . . . . . . . .     $    129        $  4,501
                                                      --------        --------
                                                      --------        --------

  Income taxes. . . . . . . . . . . . . . . . . .     $      -        $      -
                                                      --------        --------
                                                      --------        --------

See accompanying notes.

                             VIDEOPROPULSION, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 June 30, 2001

1.  BASIS OF PRESENTATION

The condensed financial statements include the accounts of VideoPropulsion, Inc. (the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

The historical share data in this report has been adjusted to reflect the effect of the 4-for-1 stock split on July 3, 2000.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, and as such, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended June 30, 2001 may not be indicative of the results for the entire year. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the Company's fiscal year ended December 31, 2000.

2.  GOING CONCERN

The Company continues to generate negative cash flows from operations. Current forecasts indicate that the Company may be unable to fund current plans beyond the third quarter of fiscal 2001 unless it is able to raise additional capital. During the quarter ended June 30, 2001, the Company assumed from GENROCO, Inc., a related party (see Note 4), approximately $182,000 in amounts due on demand to shareholders. The Company has approximately $674,000 outstanding at June 30, 2001, due on demand to shareholders. During the quarter ended June 30, 2001, the Company fully reserved for a $409,666 receivable from GENROCO, Inc., because GENROCO, Inc. currently does not have the wherewithal to fund this obligation. There can be no assurances that GENROCO, Inc. or existing shareholders will continue to fund or have the resources to fund the Company's operations in this manner.

The Company is considered a development stage company. A market for the Company's products may not develop. The Company's growth will be limited if the DVB (see Note 4) technology and solutions do not become widely accepted. The Company's development efforts are focused on the DVB market, which has only begun to develop and is rapidly evolving.

The Company believes that the combination of current existing cash and the Company's ability to obtain additional long-term indebtedness is not adequate to finance the Company's operations for the current activities and foreseeable future. As a result, the Company does not have adequate cash to meet current obligations and is currently delinquent in payments to its vendors and service providers. Management is currently seeking to raise additional capital either through a private placement or a stock offering. To date, no additional capital has been raised and in light of economic conditions will be difficult.

If the Company is not successful in raising additional capital, the Company will not be able to continue its current operations and there is substantial doubt as to the Company's ability to continue as a going concern. There can be no assurances that the Company will be successful in raising such capital at all or on terms commercially acceptable to the Company or shareholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  INVENTORIES

Cost of the Company's inventory is determined using the average cost first-in, first-out (FIFO) inventory valuation method. The distribution between major classes of inventories is as follows:

                                               (Unaudited)         (Audited)
                                              June 30, 2001     December 31,2000
                                              -------------     ----------------
        Raw Materials and Work-in-Process .      $32,896            $ 54,503
        Finished Goods. . . . . . . . . . .       43,531              77,674
                                                 -------            --------
                                                 $76,427            $132,177
                                                 -------            --------
                                                 -------            --------

4.  DISTRIBUTION OF SUBSIDIARY

In August of 1999, the board of directors of GENROCO, Inc. (the Company's former parent corporation) began contemplating the spin-off and distribution of GENROCO, Inc.' s Digital Video Broadcast (DVB) business as a separate company to be named VideoPropulsion, Inc. GENROCO, Inc. executed the distribution on July 10, 2000 by issuing one new share of VideoPropulsion, Inc. stock, for each share of GENROCO, Inc. stock held by GENROCO, Inc. shareholders of record, as of the close of business on June 30, 2000.

Complete details are available in the amended SEC Form 10SB/A for VideoPropulsion, Inc., which was filed with the SEC on June 19, 2000 and mailed to each shareholder, as an information statement, on June 20, 2000.

5.  STOCK SPLIT/(SHAREHOLDERS' INVESTMENT)

In July 2000, the Company declared a 4-for-1 stock split as of July 3, 2000 with a distribution date of July 13, 2000. As a result, shareholders of record as of July 3, 2000 received 13,900,836 new shares to bring the total outstanding amount to 18,534,448.

In March 2001, the Company acquired 190,400 common shares of treasury shares. The treasury shares were immediately cancelled.

During the quarter ended June 30, 2001, the Company acquired 888,680 common shares of treasury shares. The treasury shares were immediately cancelled.

The Company has $81,662 in notes due from employees at June 30, 2001. These notes are classified as unearned compensation as the notes are forgiven over a three year period providing the employees remain with the Company. The notes originated while the employees were employed with GENROCO, Inc. in order to purchase GENROCO, Inc. shares. Upon the spin-off the notes were transferred to the Company. During the quarter, $446,985 of notes were cancelled and the associated GENROCO, Inc. shares as well as the Company shares received in the spin-off were returned to GENROCO, Inc. and the Company, respectively. These treasury shares were immediately cancelled.

6.  SUBSEQUENT EVENTS

The Company is currently in preliminary negotiations with GENROCO, Inc. regarding the potential merger or restructuring of the two entities. To date no written documents have been drafted but management believes it better to merge or combine with GENROCO, Inc. and have the combined companies, each with immediate cash needs, strive to raise capital. The Board has not yet met to address the possible merger or reviewed any documents, but is in preliminary discussions. There can be no assurances that the impact on the Company will be sufficient to maintain operations. The Company is exploring ways of funding the costs of combining the two entities.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS
---------------------

Net sales for the Company for the three months ended June 30, 2001 ("2001"), were $101,899 compared to $246,703 for the three months ended June 30, 2000 ("2000"). Net sales for the Company for the six months ended June 30, 2001, were $165,568 compared to $370,778 for the six months ended June 30, 2000. Net sales decreased between periods due to a slowdown in the economy and technology spending. The Company continues to rely on an existing customer base, most of whom are engaged in their own unique product evaluation and development programs for new products that they intend to sell into the digital video market. By placing its hardware and software products with key players in the emerging digital video industry, management believes the Company will garner significant future sales opportunities as this technology becomes mainstream in the market place.

Cost of goods sold for the three months ended June 30, 2001 were $19,380, compared to $45,091 for the three months ended June 30, 2000. Cost of goods sold for the six months ending June 30, 2001, was $39,328 compared to $78,480 for the six months ending June 30, 2000. This expense, which was comprised of parts and labor associated with the production and testing of circuit boards shipped to customers, decreased as sales decreased.

Gross profit for the three months ended June 30, 2001 was $82,519 compared to $201,612 for the three months ended June 30, 2000. Gross profit for the six months ended June 30, 2001, was $126,240 compared to $292,298 for the six months ended June 30, 2000. This decrease is directly related to the reduction in sales.

The resulting gross margin percentages were 81.0% and 81.7% for the three months ended June 30, 2001 and June 30, 2000, respectively. This is compared with gross margin percentages of 76.2% and 78.8% for the six months ended June 30, 2001 and June 30, 2000, respectively. These gross margin percentages may not be indicative of future performance as anticipated price reductions due to increased competition and volume discount pricing may affect future gross margin percentages.

Research and development expenses for the three months ended June 30, 2001 were $118,597 compared to $121,961 for the three months ended June 30, 2000, or 116.4% and 49.4% of net sales for 2001 and 2000, respectively. Research and development expenses for the six months ended June 30, 2001 were $248,450 compared to $216,158 for the six months ended June 30, 2000, or 150% and 58.3% of net sales for 2001 and 2000, respectively. The increases are primarily associated with new product development and additional personnel costs.

Selling, marketing, customer service and general and administrative expenses for the three months ended June 30, 2001 were $499,466 compared to $187,962 for the three months ended June 30, 2000, or 490.1% and 76.2% of net sales for 2001 and 2000, respectively. Selling, marketing, customer service and general and administrative expense for the six months ended June 30, 2001 were $622,122 compared to $383,108 for the six months ended June 30, 2000, or 376% and 103% of net sales for 2001 and 2000, respectively. The increase for both periods is primarily due to fully reserving for a $409,666 receivable from GENROCO, Inc., because GENROCO, Inc. currently does not have the wherewithal to fund this obligation. Both GENROCO, Inc. and the Company have directors in common.

Operating loss for the three months ended June 30, 2001 was $535,544 compared to a loss of $108,311 for the three months ended June 30, 2000. Loss from operations for the six months ended June 30, 2001 was $744,332 compared with a loss from operations of $306,968 for the six months ended June 30, 2000.

Net loss for the three months ended June 30, 2001 was $543,463 compared to a loss of $108,712 for the three months ended June 30, 2000. Net loss for the six months ended June 30, 2001 was $753,546 compared to a net loss of $315,040 for the six month period ending June 30, 2000.

The Company has not recorded a deferred tax asset related to its net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at June 30, 2001 was $3,949, a decrease from $6,557 at March 31, 2001.

During the six months ended June 30, 2001, net cash used in operating activities was $212,867 versus $171,955 for the six months ended June 30, 2000.

Cash flows used in investing activities for the six months ended June 30, 2001 was $5,015 relating to the acquisition of computer equipment versus $12,511 for the six months ended June 30, 2000.

Cash flows provided by financing activities for the six months ended June 30, 2001 were $207,867 from loans from shareholders and interim funding from GENROCO, Inc., versus $300,000 of capital contributions for the six months ended June 30, 2000.

Stockholders' investment decreased by $45,523 to $(733,722) at June 30, 2001 from $(688,199) at December 31, 2000. The significant changes in stockholders' investment for the period ended June 30, 2001 include an increase due to the change in unearned compensation of approximately $608,000, an increase due to the sale of common stock of $100,000 and a reduction due to a net loss of approximately $(754,000).

The Company's ratio of current assets to current liabilities (current ratio) was
 .19 to 1 at June 30, 2001 versus .47 to 1 at December 31, 2000. The Company has been unable to remain current with short-term obligations due to cash flow constraints. The Company has relied solely on funding made available from GENROCO, Inc. or existing shareholders. The Company received a loan of $300,000 from a shareholder in February 2001 to cover short-term operational funding. There can be no assurances that GENROCO, Inc. or existing shareholders will continue to fund the Company's operations in this manner.

The Company continues to generate negative cash flows from operations. Current forecasts indicate that the Company may be unable to fund current plans beyond the third quarter of fiscal 2001 unless it is able to raise additional capital. The Company is currently owed $409,666 from GENROCO, Inc., a related party, for interim operational funding. GENROCO, Inc. currently does not have the wherewithal to fund this obligation. During the quarter ended June 30, 2001, the Company fully reserved for the receivable. During the quarter, the Company assumed from GENROCO, Inc. approximately $182,000 in debt due on demand to shareholders. The Company has approximately $674,000 outstanding at June 30, 2001, due on demand to shareholders. To date no terms have been established except that the notes are not secured and bear interest at 6% per annum. There can be no assurances that GENROCO, Inc. or existing shareholders will continue to fund or have the resources to fund the Company's operations in this manner.

The Company is considered a development stage company. A market for the Company's products may not develop. The Company's growth will be limited if the DVB (see Note 4) technology and solutions do not become widely accepted. The Company's development efforts are focused on the DVB market, which has only begun to develop and is rapidly evolving.

The Company believes that the combination of current existing cash and the Company's ability to obtain additional long-term indebtedness is not adequate to finance the Company's operations for the current activities and foreseeable future. As a result, the Company does not have adequate cash to meet current obligations and is currently delinquent in payments to its vendors and service providers. Management is currently seeking to raise additional capital either through a private placement or an offering of stock. To date, no additional capital has been raised and in light of economic conditions will be difficult.

If the Company is not successful in raising additional capital, the Company will not be able to continue its current operations and there is substantial doubt as to the Company's ability to continue as a going concern. There can be no assurances that the Company will be successful in raising such capital at all or on terms commercially acceptable to the Company or shareholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CAUTIONARY STATEMENT
--------------------

With the exception of historical facts, the statements contained in Item 2. of this Form 10-QSB may be forward looking statements. Statements in the future tense and statements including the words "anticipate," "believe," continue," "estimate," "expect," "goal," "objective," "outlook," and other similar expressions are intended to identify forward looking statements. The forward looking statements in this 10-QSB involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause our actual results and performance to differ. These factors are not limited to, but certainly include: 1) cyclical downturns affecting the markets for capital goods; 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt; 3) the success of management in increasing sales and maintaining or improving the operating margins of its businesses; 4) the availability of or material increases in the costs of select raw materials or parts; 5) ability to fund its operations and 6) actions taken by competitors. Investors are directed to the Company's documents, such as its initial filing on Form 10-SB/A filed with the Securities and Exchange Commission and the annual reports on Form 10-KSB.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.
         --------------------------------

(a) See Exhibit Index following the Signatures page which is incorporated herein by reference.

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  VIDEOPROPULSION, INC.
                  (Small Business Issuer)

                  /s/ Carl A. Pick
                  ------------------------------------
                  Carl A. Pick
                  Chairman and Director

                  /s/ Barbara R. Pick
                  ------------------------------------
                  Barbara R. Pick
                  CEO and Director

DATE:  August 15, 2001